Form 10-K
period 2021-12-31
NERDWALLET, INC.
filed 2022-03-24
CIK 1625278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40994
NerdWallet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4180440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hawthorne St., 11th Floor, San Francisco, CA 94105
(Address of principal executive offices) (Zip code)
(415) 549-8913
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $.0001 par value	NRDS	The Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2021 (the last business day of registrant’s most recently completed second fiscal quarter), and therefore cannot calculate the aggregate market value of its voting common stock held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the Nasdaq Global Market on November 4, 2021.
The registrant had outstanding 35,383,794 shares of Class A common stock and 31,685,652 shares of Class B common stock as of March 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the effect of the ongoing COVID-19 pandemic on our business, results of operations, financial condition, and stock price;
•our expectations regarding our future financial performance, including total revenue, cost of revenue, Adjusted EBITDA and Monthly Unique Users;
•our ability to grow traffic and engagement on our platform;
•our expected returns on marketing investments and brand campaigns;
•our expectations about consumer demand for the products on our platform;
•our ability to convert users into Registered Users and improve repeat user rates;
•our ability to convert consumers into matches with financial services partners;
•our ability to grow within existing and new verticals;
•our ability to expand geographically;
•our ability to maintain and expand our relationships with our existing financial services partners and to identify new financial services partners;
•our ability to build efficient and scalable technical capabilities to deliver personalized guidance and nudge users;
•our ability to maintain and enhance our brand awareness and consumer trust;
•our ability to generate high quality, engaging consumer resources;
•our ability to adapt to the evolving financial interests of consumers;
•our ability to compete with existing and new competitors in existing and new market verticals;
•our ability to maintain the security and availability of our platform;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to identify, attract and retain highly skilled, diverse personnel;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our ability to effectively manage our growth and expand our infrastructure and maintain our corporate culture; and
•our ability to successfully identify, manage, and integrate any existing and potential acquisitions.
You should not rely on forward-looking statements as predictions or guarantees of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date hereof. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Part I
Item 1. Business.
Overview
NerdWallet provides trustworthy financial guidance to consumers and small and mid-sized businesses (SMBs).
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
At NerdWallet, we empower consumers — both individual consumers and SMBs — to make smarter financial decisions with confidence via our digital platform. Technology has changed the way consumers manage their financial lives, making them more comfortable with comparing and shopping for financial products online. This change has accelerated with the dramatic growth in companies offering innovative financial products. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance — ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial services industry becomes more fragmented and complex, we believe our value proposition as a trusted, independent platform for consumers increases.
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and the NerdWallet app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans, and has grown to include the United Kingdom (UK) and Canadian markets, with plans for further international expansion. Across every touchpoint, the cornerstone of our platform is our consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
This trusted guidance has helped us build a large, loyal and well-informed audience of consumers who turn to us as a resource for many of their money questions and to shop for the best financial products for them. We then use machine learning to present personalized options using aggregated and scalable information. As a result, we have become an attractive partner for financial services providers wanting access to high-value consumers — consumers who might not otherwise trust these financial services providers’ recommendations because their guidance is inherently biased toward their own products.
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience — we had 19 million Monthly Unique Users (MUUs) per month on average in 2021. After doing research on our platform, these consumers are better informed about the financial decision they’re about to make and often primed and ready to transact. When consumers are more informed about their financial options, they make the appropriate decisions for their needs with confidence, increasing their lifetime value to financial services providers as customers. We have also received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Plus, as consumers’ smart money moves expand their options, they are eager to explore additional opportunities and products they are now eligible for, driving further demand for NerdWallet’s financial services partners. To meet the standards of more informed consumers, financial services providers in turn must engage in healthy competition for consumer mindshare and develop better financial products, further improving the outcomes for consumers.
NerdWallet’s ability to serve consumers and financial services providers hinges on our position as an independent, unbiased resource. The core strength of our platform is the trust that we build with consumers and the tailored and personalized recommendations we deliver via our data science models. Our consumer-first values and consumer-centric mission permeate everything we do and have been key to building and maintaining trust — it’s the “consumer, company, team, self” value that guides our decision making and product development. Across the company, Nerds engage every day with our values and mission to democratize trusted, accessible guidance and tools, leveling the playing field for everyone.
We believe these values will benefit us over the long-term as we build on our leadership as the place consumers turn to first for financial guidance. We have already achieved massive, top-of-funnel reach. By adhering to our consumer-first value, we will not only empower consumers to make better financial decisions, but also help our financial services partners more effectively find new customers well-suited to their products.
Our revenue was $379.6 million and $245.3 million for 2021 and 2020, respectively, representing year-over-year growth of 55%. We generated a net loss of $42.5 million for 2021, as compared to net income of $5.3 million for 2020.

Industry Trends in Our Favor
Many trends are transforming the way consumers and SMBs manage their finances and several of these trends accelerated during the COVID-19 pandemic, creating tailwinds in our industry.
Consumers Manage Their Lives Digitally, and Financial Wellness is at the Forefront of This Change
Increasingly, consumers use a digital-first approach to managing their lives: they manage appointments, book vacations, plan events and shop using apps and this has been especially true in the wake of the COVID-19 pandemic. During the past several years, this digital-first approach has also permeated personal finance with consumers expecting to have the ability to manage all aspects of their financial wellness online. To meet this consumer demand, traditional financial services providers have established digital interfaces and are continually adding new functionality. At the same time, successful fintech companies are proliferating and setting new standards for digital experiences. These new players are responding to changing consumer expectations by disrupting nearly every aspect of personal finance and offering a wide range of faster, better and cheaper digital services, continually altering the competitive landscape. By focusing on distinct personal financial products, fintech companies have unbundled personal finance and have provided value that conventional financial services providers cannot, often improving and expanding consumers’ choices and therefore, overall financial wellness.
Consumers Are Inundated With Choice and Complexity, but Unbiased Financial Guidance is Difficult to Find
While digital access and an increasing number of fintech companies are making it easier to invest, make payments and even take out a loan, the explosion of market participants also makes it increasingly difficult and time consuming for consumers to sift through all of the options to determine which product is best suited to their personal financial needs.
Financial products and services are complex and consumers are seeking ways to compare and better understand their options. Many consumers do not have a trusted financial advisor to help them navigate this complexity and instead seek advice online. Unfortunately, finding trustworthy financial guidance online can be challenging. Fees are not always transparent, there is not a standard route to achieve financial literacy and creative marketing can leave consumers feeling overwhelmed.
Consumers Want to Know They’ve Made the Right Choice in Their Financial Lives
Consumers want to take control of their financial well-being, ensure they’re getting the right deal, understand exactly what they’re signing up for and have confidence in their decisions. This desire to understand and feel well-informed about finances is prevalent across all generations. Even among the newest Gen Z consumers, many of whom may not have much experience with personal finance or even own a credit card, 89% surveyed in a 2021 Tallo study said that it’s a priority for them to learn about personal finance and 75% are interested in taking personal finance classes.
Our Platform
We have developed a consumer-first platform that empowers consumers and SMBs to make well-informed financial decisions at the right time and with confidence. The cornerstone of our platform is consumer trust in the independent, objective, and relevant guidance we provide, free of charge. Given it is incredibly difficult for any one person to be deeply knowledgeable across all areas of personal finance, we have a 100+ person editorial team that functions as the “brains” behind our guidance. Our writers and editors, many of whom have joined us from notable publications, cover specific verticals day in and day out, and, as a result, are deeply knowledgeable about the financial areas they cover, producing high-quality and award-winning guidance. The work of our editorial team as a whole is not only a key reason consumers trust our brand and turn to us for many of their financial questions, it is also the foundation of our personalized guidance and our “nudges.” The guidance developed by our editorial team is codified by our product team to create the insights surfaced across our platform. It’s through this unique combination of human-powered guidance and machine learning capabilities, that we can provide consumers with high-quality and personalized insights.
This trusted guidance has enabled us to build a large, well-informed audience, many of whom are ready to transact. Accordingly, we have become an attractive partner for financial services providers wanting to reach these high value consumers. Today, our platform stretches across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
Our platform aligns the interests of consumers and SMBs seeking financial guidance and products with the financial services providers that offer these products. A successful initial experience often leads to follow-up activity on our platform and we believe it also leads to higher customer lifetime value for the financial services providers. This alignment of interests, enabled by our unbiased and trusted guidance, benefits consumers, the financial services partners and NerdWallet.

We built NerdWallet with the following key assumptions:
•Everything starts with trust;
•Consumers have an unmet need for unbiased guidance to inform their financial decisions; and
•There is a compelling opportunity to use data to personalize and automate guidance at scale.
Starting with these assumptions, we offer the following benefits to consumers and to our financial services partners.
Benefits of Our Platform for Consumers and SMBs
Our platform is designed to empower consumers and SMBs to gain clarity about their financial decisions, help them make optimal decisions and instill them with a sense of confidence in their choices. We accomplish this by:
•Providing Comprehensive Guidance with an Independent, Unbiased Editorial Team. We build trust by offering guidance that is credible, consistent and grounded in our consumer-first values. We establish credibility with financial product reviews and content that cover a myriad of topics, developed by our editorial team which is not influenced by monetization. One of our core values is “consumer, company, team, self.” Consistent with that value, we uphold rigorous editorial standards, and all of our articles, reviews and recommendations are written by our independent editorial team. The value of our brand and long-term relationships with consumers are more important to us than any short-term benefit we may derive from any transaction conducted on our platform. We believe that the result of this approach is the direct, ongoing, trusted relationship we have with our users.
•Using Simplicity and Transparency to Enable Well-Informed Decisions. We write our articles to appeal to everyone, ranging from the casual reader to someone looking to understand more complex details on a topic. Regardless of the consumer need, we bring a level of clarity to help consumers make sense of even the most complex financial topics. Our content is delivered in a variety of digestible formats, and our comparisons provide transparency on both price and features, given that a particular financial product may appeal to different consumers for different reasons. For example, while some consumers may be looking for the lowest interest rate on a credit card, others may never plan to carry a balance and instead may be looking for the best cash back or rewards offering.
•Acting as a Trusted Guide and Navigator, Providing Personalized Guidance. Democratizing access to financial guidance is only half of our vision; the other half is to make it frictionless for consumers to make financial decisions. We built our platform to appeal to both consumers looking to “do it themselves,” as well as those looking for more support managing their financial well-being. We make it easy for our Registered Users to stay on top of their money by centralizing many of their product decisions in one place. Consumers can get a holistic view of their finances, and hone in on specific details about their spending and saving patterns across accounts. By combining insights from our award-winning editorial team with our machine learning capabilities, we are able to recommend smart money moves via contextual “nudges.” As a result, we have become a one-stop-shop for consumers to track, manage and plan their financial futures.
•Providing Comprehensive Coverage Across Major Financial Verticals. Today, we have financial services partners in eight financial verticals: credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We partner with over 400 organizations, ranging from the largest financial services providers to the most disruptive startups. This comprehensive coverage shows consumers who may be seeking guidance in one area, such as credit cards, the expertise that we provide in other relevant verticals like renters insurance and deposit accounts. Our guidance, however, is not limited to areas with existing partner relationships or those that we monetize. We quickly adapt to the evolving financial interests of consumers and can easily add coverage in new areas. At the beginning of the COVID-19 pandemic, we added a COVID hub that covered topics such as the Paycheck Protection Program (PPP) loans and their forgiveness, unemployment benefits, coverage of debt relief packages (e.g. student loan forbearance), life insurance and personal loans. Throughout 2021, we augmented our coverage to address the evolving circumstances around student loan forbearance and forgiveness, the re-emergence of travel, and expanding digital investment categories such as non-fungible tokens.

Benefits of Our Platform for Our Partners
We bring our financial services partners well-matched and well-informed consumers. These consumers also frequently have desirable characteristics — they have higher credit scores and maintain higher levels of investable assets — making them highly attractive for our financial services partners. We have received feedback from financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Benefits that we provide to our financial services partners include:
•Huge Audience and Reach, with an Average of 19 million Consumers Turning to the Nerds This Year. During 2021, we averaged 19 million MUUs, up 23% from 2020. We also over-index on attracting consumers with high credit scores who are inundated with choices and seek an independent third party to help them find the right product for their distinct needs. These individuals receive many offers for financial products because they are often the most attractive customers for financial services providers as they tend to drive long-term value. We believe we drive strong conversion both on and off our platform. For example, tracking tests with our financial partners in our credit cards vertical have shown that on average, for every transaction that happens through NerdWallet, one or more additional transactions with a user occur with the partner as a result of the user previously engaging with our platform. This encourages our financial services partners to continue promoting their products through NerdWallet, as we are a channel for them to acquire attractive customers.
•Access to Consumers Who Are Ready to Transact. While our expertise and personalized guidance is helpful for consumers at all stages of the financial decision-making process, many of the consumers that use NerdWallet are already poised to make a transaction, using NerdWallet as the final check. For our financial services partners, this leads to more engaged potential customers, who have a better understanding of our partners’ products than the average customer. We believe that these high-quality matches can result in higher customer lifetime values for our partners. In addition to providing our financial services partners with attractive potential customers, we do so just as consumers’ purchase intent is the highest. Because of this, some financial services partners choose to market special or unique offers first or only through NerdWallet.
•Positive Brand Association. All of our articles, reviews and recommendations are written by our independent editorial team, and because of this, we believe consumers trust our assessment of the financial services and products offered on our platform. As a result, we believe that our financial services partners greatly benefit from placement on our Best-of Awards lists, in our reviews and within other NerdWallet content. In fact, over 60% of the financial services providers who won a 2021 Best-of Award promoted their designation in their own marketing efforts.
•Exposure to Consumers Seeking a Broader Range of Financial Products. Given the breadth of our expertise, consumers are able to use our platform for multiple facets of their financial well-being beyond their initial transactions. Through the wide range of guidance that we offer, consumers are exposed to relevant products outside of the one they are researching at a given time. For example, a consumer researching credit cards may see a relevant article regarding mortgages, then remember that article when they are in the market for a mortgage at a later date. As a result, consumers are exposed to our financial services partners’ products at various points in their financial journey, increasing the value of our platform both to consumers and financial services partners.
Our Strengths
We have five core strengths that provide us with a competitive advantage:
•Trusted Platform for Consumer and SMB Financial Guidance. We believe our strategy of optimizing guidance for the consumer, as opposed to transactions per consumer, will benefit us over the long-term as we build on our leadership as the go-to destination platform for financial guidance. We have maintained an unwavering commitment to providing consumers with free and trusted financial guidance for over a decade, including unbiased recommendations and decision-making tools. Additionally, over 70% of all traffic to NerdWallet in 2021 came from direct or unpaid traffic sources, further demonstrating the value of our brand, organic marketing efforts and strategy.
•Massive Top-of-the-Funnel Reach. The foundation of our platform is a direct, consumer-first approach, combined with deep domain expertise. This drives superior brand awareness and traffic to our platform. During 2021, we hosted an audience comprised of an average of 19 million MUUs, up 23% from 2020. Our platform delivers financial product reviews and decision-making tools across a broad range of topics to consumers, free of charge. This approach powers large-scale traffic acquisition capabilities at the top of the funnel in both unpaid and paid channels.

•Unique Breadth of Financial Offerings Under One Brand. We are a one-stop destination for consumer and SMB financial guidance, covering credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. This makes it easy for consumers to compare solutions from a wide array of providers across multiple products to meet their diverse needs. As a result, we experience a high level of engagement and repeat activity on our platform. We do not offer our own financial products, but instead surface offers from hundreds of top-quality financial services providers. Therefore, we remain a trusted source of information and insight for consumers and are complementary, not competitive, with our financial services partners.
•Founder-Led Management Team Focused on Continual Innovation. Our co-founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, started NerdWallet in 2009 to bring clarity to all of life’s financial decisions. We grew to approximately $44 million of revenue in 2014 with no outside equity capital. Subsequently, we have increased revenue at a compound annual growth rate (CAGR) of 36% per year from 2014 to 2021. Today, we continue to maintain a mindset of capital and financial discipline balanced with growth-oriented investing.
•Platform That Drives and Benefits from Strong Network Effects. As more consumers use our platform and engage with our extensive financial guidance and tools, our consumer and transaction database grows and our product recommendations yield higher success rates. This increases user satisfaction, converting more users into Registered Users and improving repeat user rates. As we apply machine learning to match more high-quality consumers with products and services, our platform becomes increasingly valuable to financial services partners, too. This, in turn, attracts new partners and new financial products to the platform. More partners and more products serve to further increase the success rates of consumers using our platform, all of which drives our growth. This creates a unique value proposition for all constituents in our ecosystem, making our platform more valuable.
Our Growth Strategies
We intend to continue investing in and leveraging our key strengths to expand our business:
•Grow Our Traffic and Increase Engagement. We are focused on growing the traffic and engagement on our platform, as well as increasing our number of Registered Users, who have a lifetime revenue value five times greater than our non-registered users and more than twice the transactions and sessions, on average. In 2021, we had an average of 19 million MUUs, an increase of 23% compared to 2020. Since 2016, we have started converting unique users into Registered Users that utilize our consumer decisioning tools and increased machine learning functionality. We had over 5.5 million Registered Users as of December 31, 2019, 8 million Registered Users as of December 31, 2020 and over 10 million Registered Users as of December 31, 2021. We will continue to invest in building efficient and scalable technical capabilities to deliver personalized guidance and nudge consumers, at the right time, to take action based on our advice. With better machine learning, we believe our recommendations and contextual nudges will encourage repeat engagement and user registration on our platform.
•Grow Within Existing and New Verticals. Our brand is a natural extension as we land and expand by adding capabilities within our existing verticals and by entering new verticals to provide a broad range of tools for consumers. By improving the quality of our guidance within existing verticals, we believe we can enhance the experience for our users and continue to build recurring revenue streams. For example, in the fourth quarter of 2020, we acquired Fundera, which allows us to both improve our offering for SMBs by providing a human touch during one of their biggest financial decisions and build a deeper relationship to anticipate future needs. Upon integration, we combined NerdWallet's top-of-funnel strength to increase organic SMB traffic with Fundera’s monetization strategy, which added a recurring revenue tail. We can apply this playbook to other existing verticals that have relationship-driven or renewal revenue models. Our approach for new vertical expansion is well-defined — provide trusted content and tools to attract organic traffic, then leverage our brand and marketing expertise to accelerate growth. Expansion to new verticals allows us to address more of our consumers’ needs and increases our potential for cross-selling, thereby making existing verticals and marketing channels more efficient.
•Expand Geographically. We believe there is significant potential for us to grow the global reach of our platform. Our success in the United States and our strong brand give us a solid foundation to expand into other geographies. Following our 2020 acquisition of Know Your Money (KYM), an online provider of financial guidance and tools in the UK, KYM was rebranded as NerdWallet UK. By deploying our playbook, organic traffic to the NerdWallet UK site increased from approximately 10,000 monthly sessions pre-acquisition to approximately 130,000 monthly sessions within one year of acquisition. This early proof point has encouraged us to invest in further global expansion, and we expanded organically into Canada during 2021.

•Broaden and Deepen our Partnerships with Financial Services Providers. We partner with banks, insurance agencies, financial advisors, loan brokers and other financial services providers. As we deepen our relationships with our financial services partners, our pricing often increases as they see greater value in being matched with the well-informed consumers who use our platform. We will continue to identify new financial services partners, as well as vertical expansion opportunities with existing financial services partners to optimize our platform for consumers.
Our Market Opportunity
We have a substantial market opportunity in the growing global market for financial services. Our comprehensive platform serves a broad set of financial verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
Our current and primary addressable market opportunity is U.S. financial services digital advertising spend, which is expected to be more than $23 billion in 2021 and has been growing at double digit rates annually, according to eMarketer. Additionally, IDC estimates global financial services advertising spend to be approximately $73 billion in 2021, and we believe that we will be able to increasingly address this global spend as we grow internationally. As digital advertising spend continues to increase as a percentage of overall advertising spend, we expect our addressable market opportunity to grow along with it.
We believe the services provided by financial advisors, insurance agencies, loan brokers and others will increasingly transition online in the coming years, which will expand our addressable market. As a result of this offline-to-online shift, offline sales commission dollars will be reallocated to better align with the growth and importance of digital channels. To illustrate the growth potential of our addressable market, for example, the life insurance industry in 2019 spent $9 billion on advertising, of which $2 billion was digital advertising — yet, $13-$15 billion in commissions were still paid to agencies. As financial services providers modernize their approach to sales commissions and related compensation, we expect that our addressable market opportunity will continue to grow.
Our Product Offerings
The NerdWallet platform is designed to empower consumers at every stage of their financial journey through our personalized offerings. Whether consumers have a specific money question, are shopping for the “best” financial product or want to proactively stay on top of their finances, we provide financial guidance to meet their varied needs. We offer guidance across eight verticals: credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
We believe our unbiased and comprehensive approach to financial guidance and personalized insights provides a competitive advantage for NerdWallet. This advantage will compound as we further expand our product offerings and as we continue to apply the power of machine learning to further refine our personalized insights. To ensure we are able to meet distinct consumer needs and preferences, our financial guidance is delivered in a variety of ways, organized in the following core categories: Learn, Shop and Manage.
Learn
Our mission is to provide clarity for all of life’s financial decisions, and we provide resources that make even the most complicated financial questions and topics simple to understand. The resources consumers can access on our platform include articles, calculators, videos and podcasts. We do this with our award-winning editorial team of Nerds who create and curate NerdWallet’s house views on a wide variety of personal finance topics. Our writers and editors, many of whom have joined us from notable publications, cover specific verticals day in and day out, and, as a result, are deeply knowledgeable about the financial areas they cover, producing high-quality and award-winning guidance. This trusted guidance has enabled us to build a large, well-informed audience, many of whom are ready to transact. Accordingly, we have become an attractive partner for financial services providers wanting to reach these high value consumers. Today, our platform stretches across many verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. These capabilities help consumers make educated decisions about financial products, while allowing us to provide our financial services partners with informed consumers ready to transact.
Shop
NerdWallet’s platform and intuitive user interface help consumers find the products that best match their searches, instilling confidence in their financial decisions. Consumers can easily explore available products, filter results according to their specific needs, sort by NerdWallet rating and narrow down their options with the help of various tools, including side-by-side comparisons, “Best-of” lists and financial product reviews. In our credit card and loans verticals, we also offer the ability to personalize our recommendations by matching consumers to the appropriate lender for their unique needs.

Manage
NerdWallet makes it easy for our Registered Users to stay on top of their money by centralizing many of their financial decisions in one place. Consumers can get a holistic view of their finances, and hone in on specific details about their spending and saving patterns across accounts. By codifying insights from our award-winning editorial team, we are able to recommend smart money moves via contextual “nudges” for example, letting consumers know that the improvement in their credit score means that they could qualify for lower auto insurance rates. As a result, NerdWallet has become a one-stop-shop for consumers to track, manage and plan their financial futures.
Our Technology
We built our scalable technology platform to serve both the growing number of consumers searching for financial products digitally and the increasing number of financial service providers looking to reach consumers with the right characteristics for any given product. Additionally, beyond enabling all elements of our consumer “Learn, Shop, Manage” product experience, our technology is key to keeping our platform secure and compliant. The key capabilities and features of our platform include Content Management, Partner Access, Recommendation Engine and Personal Financial Management.
Content Management
Our content management platform leverages structured data components to showcase our financial guidance to consumers at scale. By codifying our editorial team’s house views, we are able to dynamically recommend relevant content using machine learning for consumers seeking guidance and thus increase product matches. Our personalized article recommendations lead to higher click-through rates, ultimately increasing transactions on our platform.
Partner Access
Our platform manages over 400 financial services partners across eight verticals. We have a team focused on ingesting and aggregating data from our financial services partners across our verticals and financial products to surface and apply product details and attributes for matching with consumers. Our partner data ingestion, quality and compliance processes ensures accuracy and scalability across our platform. We are able to onboard new partners quickly with significantly lower partner marketing compliance risk — for example, inaccurate displays of rewards, fees, or interest rates. Our partner platform also includes the ability to integrate prequalification experiences and targeting engines.
Recommendation Engine
Our proprietary recommendation engine uses machine learning to match consumers to financial products and partners that meet their unique needs. Examples include, but are not limited to:
•For credit card products, our approval odds model determines a consumer's likelihood of getting approved, which ultimately saves them time, enables users to avoid unnecessary hard credit checks, and drives stronger conversion rates for our financial services partners.
•For some loans products, we operate a prequalification system that assists consumers through the underwriting process.
Our technology is flexible enough to engage with financial services partners in ways that align with each industry’s unique requirements and business practices.
Personal Financial Management
The logged-in experience for Registered Users serves as a one-stop shop for consumers to track, manage and maximize their finances, all in one place. We analyze first-party data, third-party data from financial account aggregators and credit reports to understand our users’ unique financial situations. Our recommendation engine surfaces insights and actions that users can take to make smart money moves, such as improving their credit scores, maximizing their credit card rewards or earning a higher savings interest rate. Additionally, our credit score predictive modeling can estimate the impact of financial decisions on consumers’ credit scores, thus enhancing the insights and recommendations that we can provide to them.
Security and Privacy
As a consumer-first company that is building a trusted brand, we are both committed and mandated to adhere to the strictest privacy standards. We believe our commitment to data protection and privacy, as well as our superior insights and guidance, are the primary reasons why consumers provide us with personal data on our platform.

We practice a security-first approach to product development, with our security team involved in building our products, features, platforms and infrastructure from the beginning. This approach allows us to build with security as a core requirement rather than treating it as an afterthought. Our security team has a wide range of expertise, from corporate security to network security to application security, giving us the ability to design security into everything that we do, from product development to vendor selection to the tools that we use in our day-to-day work as Nerds.
Marketing
Our marketing function is a critical way we reach and build trust with consumers and is an important growth lever for our business. Our marketing strategy is diversified across brand marketing, organic and performance marketing, customer relationship management and communications. Importantly, these strategies build on and reinforce one another, optimizing for building consumer trust and managing spend efficiently. Brand marketing campaigns, which encourage consumers to turn to NerdWallet with all of their money questions, increase awareness and drive top-of-funnel interest, while amplifying the effectiveness of our organic and performance marketing channels. All of our marketing programs and channels are measured by a data-driven media mix model to determine results and effectively allocate marketing investments to drive maximum business impact.
We have a substantial organic and performance marketing presence that drives high-intent traffic. Our organic marketing program leverages our substantial, proprietary body of trusted guidance coupled with expertise in SEO and public relations, to reinforce NerdWallet as a trusted authority in personal finance. Our performance marketing is also highly optimized for profitable revenue growth.
NerdWallet’s editorial team is made up of writers and editors who are deeply knowledgeable about personal finance. Our editorial team provides well-researched guidance across all areas of personal finance and for various stages of consumers’ financial journeys, from basic information about saving for retirement to timely guidance about applying for unemployment to in-depth product reviews. Our high quality content is distributed by news sites such as The Associated Press, and our writers are frequently featured providing guidance in print, online and broadcast media such as The New York Times and Good Morning America, among others.
Our communications team oversees the execution of consumer, product and corporate communications to both reinforce NerdWallet as a trusted brand and support our organic growth strategies by generating considerable media and syndication coverage, particularly for NerdWallet’s consumer finance spokespeople.
We believe our marketing strategy will position NerdWallet as the trusted brand of choice in personal finance, improve traffic acquisition at all levels of the funnel, drive engagement with users, and enable us to scale quickly across new consumer finance verticals and geographies.
Environmental, Social and Governance
Our mission, to provide clarity for all of life’s financial decisions, is rooted in our belief that both individual consumers and SMBs should be empowered to make financial decisions with confidence. As we grow and scale following our entry into the public markets, we are committed to developing an Environmental, Social and Governance (ESG) strategy that reflects our unique position as a trusted brand for personal finance. We look forward to enhancing our disclosures for ESG and engaging with our stakeholders as we continue to make progress on this crucial initiative.
Employees and Human Capital
NerdWallet is defined by its vision, a world where everyone makes financial decisions with confidence. We attract people who are passionate about bringing our mission to life and inspired by the possibility of making real change — to brighten futures, ask hard questions, usher in solutions and provide our consumers with clarity and confidence. As of December 31, 2021, we had over 675 full‑time employees, of which approximately 93% are located throughout the United States and 7% are located internationally. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced any work stoppages.

Our Culture and Engagement
Our Nerds are the key to our success and the reason we believe we will achieve our mission; they are also one of our most crucial areas of investment. At the core of our Nerdy culture are our values. They’re not just words written on a wall or printed on t-shirts, but lived and breathed every day by every Nerd: (1) Consumer, Company, Team, Self; (2) Relentless Self-Improvement; (3) Ownership; (4) Informed Risk-Taking; and (5) Open, Candid and Constructive. We measure employee performance against these company values and measure employee engagement through surveys, and participation at all-hands and town hall style meetings with leadership. We’re consistently recognized as a Fortune “Best Place to Work” due to our competitive employee benefits, commitment to employee growth and empowerment, and our flexible workplace environment.
Response to COVID-19 and Employee Safety
At the outset of the COVID-19 pandemic in the first quarter of 2020, we closed our San Francisco office and transitioned all of our employees to a remote work environment in order to mitigate the spread of COVID-19 and comply with local shelter-in-place policies. Subsequently, in December 2020, we adopted a remote-first policy that allows for almost all roles to be remote on an ongoing basis. Many of our employees transitioned or were hired into permanent remote status and as of December 31, 2021 are not required to report to an office for work.
While we maintain offices in San Francisco, California, Scottsdale, Arizona, New York, New York and Norwich, UK, we continue to monitor COVID-19 pandemic developments and local conditions to adjust our policies accordingly. For example, in response to the recent surge of COVID-19 cases arising from the spread of the omicron variant, we closed our U.S. offices on a temporary basis while leaving our UK office open, but with reduced capacity.
Understanding that our employees may need additional support during the COVID-19 pandemic, we introduced new benefits: access to on-demand mental health support through a third-party service provider and adding mental health days to our company calendar. In addition, we encouraged employees to take advantage of existing flexible time off policies and work with their teams to arrange for a flexible work schedule.
Diversity, Equity and Inclusion
At NerdWallet, we aspire to provide people with the confidence they need to live their best lives — however they identify. For our consumers, this means building their financial confidence. For our Nerds, this means fostering an inclusive culture that allows all Nerds to be their authentic selves, grow their skills, contribute, and thrive with the confidence of belonging. Our key initiatives include:
•Offering learning sessions and resources for Nerds and managers to help build an inclusive workplace.
~~•~~Supporting 5 employee-led employee resource groups, which provide supportive communities for various employee populations and their allies: NerdOut!, NerdParents, NerdWomen, Nerds of Color and NerdWallet Women in Data & Engineering.
•Working to Obtain a Black Equity at Work Certification from Management Leadership for Tomorrow (MLT). The certification is a three-year process and we have developed a data-driven and comprehensive plan to achieve certification.
•We use a third-party platform to analyze our employee salaries for gaps based on race or gender twice a year.
•Offering Learning and Activism Days to inspire and encourage Nerds to grow and give back to their communities.
Talent Attraction, Recruitment and Retention
Our remote-first culture allows us to reach, attract and retain more diverse talent across all levels of our organization. Attracting and retaining highly skilled, diverse talent is a key component of our burgeoning diversity, equity and inclusion efforts, and is absolutely critical to our success as a business and to fully realizing NerdWallet’s mission. Once employees are at NerdWallet we invest in their well-being and development offering competitive compensation and benefits and opportunities for career growth.
•Training, Learning and Development - In line with our Relentless Self-Improvement value, we encourage our employees to seek out professional development opportunities and we provide them with a yearly education stipend. In addition, we provide in-house opportunities for career development, including in-depth training as part of our New Manager Lab.

•Compensation - NerdWallet offers market-competitive compensation to attract employees and a pay-for-performance philosophy to engage and retain our employees. We want our employees to feel invested in the future of NerdWallet by offering all full-time employees equity-based compensation upon hire and through annual performance equity grants.
•Comprehensive Healthcare and Other Benefits - In order to attract, engage and retain our employees, we offer a wide array of benefits to help achieve life balance:
◦Comprehensive healthcare including medical, dental, vision, life and disability insurance plans;
◦Flexible paid time off and flexible work schedules;
◦Mental health benefits and Company mental health days off in addition to an annual week-long Company shutdown at the end of the calendar year;
◦Remote-first work environment;
◦Generous parental leave;
◦Country-specific retirement or pension plans, with a match for U.S. 401(k) plan contributions;
◦Employee Stock Purchase Plan (ESPP);
◦Access to certified financial planners;
◦Referral bonus program for recruiting new Nerds;
◦Charitable matching program, matching of up to $1,000 of employee donations per calendar year; and
◦Access to online and automated legal services.
Competition
We have built a scaled and highly differentiated online platform. We face competition from both online and offline financial guidance providers in four primary categories:
•Financial advisors, agents, and brokers who provide guidance and expertise as part of their offerings;
•Traditional media such as the New York Times, U.S. News & World Report and other print and broadcast media;
•Friends and family, as many consumers consult friends and family for financial guidance; and
•Influencers on social media platforms.
In addition, we compete with the following for advertising budgets designated for financial products:
•Financial services providers’ own marketing: Financial services providers connect directly through many different channels, digitally (in-app, email, etc.) and offline channels (direct mail, printed media, etc.);
•Online search engines: Financial services providers spend advertising budgets with online search engines, primarily Google AdWords, as many consumers turn to Google to answer their personal finance questions; and
•Online marketplaces: including Bankrate, Credit Karma, LendingTree and Zillow.
We believe we compete favorably due to the breadth and depth of our financial guidance, the trust we’ve built with our consumers, and our brand, organic traffic, convenience and simplicity.

Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee and contractor non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as our skills and the ingenuity of our employees, the quality of our guidance to consumers and the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the U.S. and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors — Risks Related to Our Technology, Security and Intellectual Property — Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.”
Regulation
We market and provide our products and services in heavily regulated industries through a number of different channels across the U.S. and the UK. As a result, aspects of our business are potentially subject to a variety of U.S. and UK laws and regulations, including:
•The Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (FCRA), Fair and Accurate Credit Transactions Act of 2003, the Fair Housing Act, the Real Estate Settlement Procedures Act, and similar state laws, all of which place certain restrictions on the manner in which mortgages and other consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests;
•The Dodd-Frank Wall Street Reform and Consumer Protection Act, which imposes, among other things, a broad prohibition on Unfair, Deceptive and Abusive Acts and Practices (UDAAPs) in connection with consumer financial products and services, limitations on fees charged by mortgage lenders, and requirements related to mortgage disclosures and is enforced by the Consumer Financial Protection Bureau and state regulatory authorities;
•The Federal Trade Commission Act (FTC Act), which, among other things, imposes a broad prohibition on Unfair and Deceptive Acts and Practices in or affecting commerce, and is enforced by the Federal Trade Commission;
•State laws that impose prohibitions on Unfair, Deceptive and Abusive Acts and Practices similar to the Dodd-Frank Act and FTC Act’s prohibitions;
•Federal and state licensing laws;
•Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, and the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003;
•Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act and the FCRA;
•Federal and state laws and regulations relating to data privacy and security, such as the Gramm-Leach-Bliley Act and the California Consumer Privacy Act (CCPA), which impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals;
•Recent state laws regulating data privacy and security such as the CCPA; and
•Foreign laws and regulations relating to data privacy and security, such as the UK General Data Protection Regulation, the UK Data Protection Act 2018 and the General Data Protection Regulation 2016/679, each of which regulates our collection, processing, disclosure and other use of data relating to identifiable living individuals (personal data).

Available Information

We maintain an investor relations website at the following address: https://investors.nerdwallet.com. The information on our investor relations website is not incorporated by reference in this report. We make available on or through our investor relations website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our investor relations website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: https://www.sec.gov.

In addition, we routinely post on our investor relations website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the https://investors.nerdwallet.com website and review the information we post on that page.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.
Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect us and should be read in conjunction with the full disclosure in this “Risk Factors” section:
•We depend on relationships with our financial services partners, and any adverse changes in their financial strength, tightening of their underwriting standards, or adverse changes to their online marketing strategy would adversely affect our business, financial condition and results of operations.
•If consumers do not find value in our platform or do not like the consumer experience on our platform, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
•We are dependent on internet search engines, particularly Google, to direct traffic to our websites and refer new users to our platform. If search engines’ algorithms, methodologies, and/or policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our platform or user growth or engagement could decline, any of which would harm our business, financial condition and results of operations.
•Failure to maintain our reputation and brand recognition and attract and engage users in a cost-effective manner would harm our business, financial condition and results of operations.
•We may make decisions based on the best interests of our users in order to build long-term trust that may result in us forgoing short-term gains.
•We compete in a highly competitive and rapidly evolving market with a number of other companies and we face the possibility of new entrants disrupting our market over time.
•Our recent international expansion subjects us to additional costs and risks which could harm our business, revenue and financial results, and our continued international expansion may be unsuccessful.
•We are making substantial investments in new product offerings and technologies, and expect to increase such investments in the future. These new efforts are inherently risky, and we may never realize any expected benefits from them.
•The COVID-19 pandemic has negatively impacted our business and our business recovery will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

•Adverse conditions in the consumer finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations.
•Trends in the credit card industry, as well as the impact of the general economy on the ability of users to qualify for credit cards, could harm our business, financial condition and results of operations.
•Changes in the loans markets could harm our business, financial condition and results of operations.
•Our business is subject to a variety of U.S. financial regulations, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
•Security incidents, or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.
•The dual class structure of our common stock has the effect of concentrating voting control with our Co-founder, CEO and Chairman of our Board of Directors, Tim Chen, which will limit or preclude your ability to influence corporate matters.
Risks Related to Our Business
We depend on relationships with our financial services partners, and any adverse changes in their financial strength, tightening of their underwriting standards or adverse changes to their online marketing strategy would adversely affect our business, financial condition and results of operations.
Our success depends on the financial strength and underwriting standards of credit card issuers, lenders, insurers and other participants on our platform. If our financial services partners experience financial difficulties, they may cease participating on our platform or tighten underwriting standards, which would result in fewer opportunities for us to earn fees from matching consumers with them. In times of financial difficulty, financial services providers may also fail to pay fees when due or drop the quality of their services to consumers. Our partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our platform. The occurrence of one or more of these events, alone or in combination, with a significant number of financial services partners could harm our business, financial condition and results of operations.
If consumers do not find value in our platform or do not like the consumer experience on our platform, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
We believe that the growth of our business and revenue depends upon our ability to engage our existing users and to add new users in our current as well as new markets. If we lose users or user engagement diminishes, our business and financial condition will be negatively impacted. If we fail to remain competitive on customer experience, editorial articles and product offerings, our ability to grow our business may also be adversely affected.
While a key part of our business strategy is to engage users in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. There are many factors that could negatively affect our ability to grow our user base and engagement, including if:
•we lose users to new market entrants and/or existing competitors;
•we do not obtain regulatory approvals necessary for expansion into new verticals, geographies or to launch new product features and tools;
•we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platform;
•our platform experiences disruptions or outages;
•we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;
•we fail to expand geographically;

•we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in our industry;
•technical or other problems frustrate the user experience;
•we are unable to address user concerns regarding the content, privacy, and security of our digital platform;
•we are unable to continue to innovate and improve our platform by generating compelling content and tools;
•existing or new financial services providers use incentives to directly cross-sell their products, reducing consumer benefits of using multiple providers; or
•we are unable to successfully launch new verticals.
Our inability to overcome these challenges could impair our ability to engage users, and could harm our business, operating results and financial condition.
We are dependent on internet search engines, particularly Google, to direct traffic to our websites and refer new users to our platform. If search engines’ algorithms, methodologies, and/or policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our platform or user growth or engagement could decline, any of which would harm our business, financial condition and results of operations.
We are dependent on internet search engines, primarily Google, to direct traffic to our platform, including our website. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, and without prior notice to us. If that occurs, we may experience significant declines in the organic search ranking of our search results, leading to a decrease in traffic to our platform. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future.
In addition, Google may take action against websites for behavior that it believes unfairly influences search results. Google does not publish guidelines explaining the types of behavior that may trigger an action. For example, in 2017, Google took action against us which temporarily resulted in lower search rankings and decreased traffic to our website. Our ability to appeal these actions is limited, and we may not be able to revise our content strategies to recover the loss in domain authority, page rankings, traffic or user growth resulting from such actions. Any significant reduction in the number of users directed to our website or mobile application from search engines would harm our business, revenue and financial results.
Failure to maintain our reputation and brand recognition and attract and engage users in a cost-effective manner would harm our business, financial condition and results of operations.
In order to attract consumers to our platform, convert these consumers into matches with financial services partners and generate repeat visits, we must market our platform and maintain consumer trust. Promoting and maintaining our brand requires the expenditure of considerable money and resources for online and offline marketing and advertising, the continued provision of high-quality products and services that meet user needs, the ability to maintain consumers’ trust, and the ability to successfully differentiate our brand, products and services from those of our competitors.
Brand recognition is a key differentiating factor between us and our competitors. We believe that continuing to build and maintain the recognition of our brand is important to achieving increased demand for the products we provide. Accordingly, we have spent, and expect to continue to spend, significant amounts on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. Our brand promotion activities may not generate consumer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
The strength of our brand may be harmed by adverse publicity from many sources. Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms. Furthermore, adverse publicity, from legal proceedings against us or our business, including governmental proceedings and consumer class action or other litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our brand, which could materially and adversely affect our business and financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our reputation and our various brands.
The failure of our business to maintain or enhance its reputation and brand recognition and attract and retain consumers in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.

We may make decisions based on the best interests of our users in order to build long-term trust that may result in us forgoing short-term gains.
One of our fundamental values is to build our business by making decisions based upon the best interests of our users, which we believe has been essential to our success in building user trust in our platform and increasing our user growth rate and engagement. We believe this best serves the long-term interests of our company and our stockholders. In the past, we have forgone, and we may in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our platform and our users, even if such decisions adversely affect our results of operations in the short term. For example, we do not use impression-based advertising on our platform (i.e., where payment is based on digital views or engagement); we publish editorial content on topics that do not generate revenue for us, and our editorial team maintains editorial independence from our business teams. Reviews and ratings of financial services products are neither influenced by whether a product is offered on our platform nor by the pricing we may have with a financial services partner. However, this strategy of focusing on building long-term trust instead of short-term revenue opportunities may not result in the long-term benefits that we expect, in which case our user traffic and engagement, business, financial condition and results of operations could be harmed.
We compete in a highly competitive and rapidly evolving market with a number of other companies and we face the possibility of new entrants disrupting our market over time.
We currently compete with a number of companies that market financial services online, as well as with more traditional sources of financial information, and with financial institutions offering their products directly, and we expect that competition will intensify. Our online competitors include marketplaces such as Bankrate, Credit Karma, LendingTree, and Zillow, and we also face direct or indirect competition from providers of consumer personal finance guidance and online search engines. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, we also face the possibility of new competitors. New competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer or financial services partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and engaging users or financial services partners, our business, financial condition and results of operations could be materially and adversely affected.
Our recent international expansion subjects us to additional costs and risks which could harm our business, revenue and financial results, and our continued international expansion may be unsuccessful.
Historically, all of our business has been generated in the U.S. and we have little experience operating internationally. In 2020, we entered the UK market with our acquisition of Notice Media Ltd. (doing business as Know Your Money), an online provider of financial guidance and tools based in the UK. We entered the Canadian market organically in the third quarter of 2021. We believe our growth strategy depends, in part, on our continued international expansion. We continue to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. Our existing international operations and further international expansion are subject to a number of difficulties and risks, including:
•challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices, including those resulting from cultural differences and geographic dispersion;
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (GDPR) and other data privacy requirements; labor and employment regulations; anti-competition regulations; and the UK Bribery Act of 2010 and other anti-corruption laws;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control and other governmental entities;
•difficulties identifying, obtaining, and maintaining the government approvals or licensures required to conduct our business in foreign markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, and the impact of local and regional financial crises on demand and payment for our products;

•difficulties obtaining intellectual property protection, enforcing our intellectual property rights, and defending against third-party intellectual property infringement claims;
•challenges successfully addressing novel sources of competition, including in the context of foreign laws and business practices that may favor local companies;
•difficulties managing fluctuations in currency exchange rates and foreign exchange controls; and
•potentially adverse tax consequences, including multiple and possibly overlapping tax regimes, the complexities of foreign value-added tax systems, and changes in tax rates.
As we continue to expand our international operations, our success will depend in large part on our ability to anticipate and effectively manage these risks, which in turn will require significant management attention and financial resources. In addition, certain international markets are subject to significant political and economic uncertainty. Significant political and economic developments in international markets where we intend to operate, or the perception that any of them could occur, creates further challenges for operating in these markets. If we are unable to successfully manage any of these risks, our existing international operations and any future international expansion could be compromised, which could harm our business, financial condition and results of operations.
We are making substantial investments in new product offerings and technologies, and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new product offerings and technologies, including our mobile application, personal finance management tools, our data infrastructure and our recommendation engine, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and product offerings. We expect to increase our investments in these new initiatives in the near term which may result in lower margins. Additionally, following our acquisition of Fundera in 2020, we plan to invest significant resources to integrate, develop and expand new offerings and technologies in SMB markets. We also expect to spend substantial amounts as we seek to grow the verticals in which we operate our platform and increase our scale, and to expand our offerings to additional geographic markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves strategies, technologies and regulatory requirements with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that product offerings developed by others will render our product offerings noncompetitive or obsolete. Further, our development efforts with respect to new product offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established product offerings and technologies. Even if we are successful in developing new product offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new product offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed.
Our financial performance is dependent on our ability to successfully refer users to financial services partners, and these partners are not precluded from offering products and services outside of our platform.
Our ability to earn revenue is dependent on referring users of our site to our financial services partners and our users seeking to transact with such partners. However, having obtained the information they were looking for in our editorial articles, tools and other product offerings, users may leave our platform and transact directly with a financial services partner or with another party. When users transact directly with financial services partners or another party, we are not able to earn revenue on these users’ transactions, limiting our ability to realize a return on our investments in product features and editorial articles which could harm our business, revenue and financial results.
Because we do not have exclusive relationships with our financial services partners, users may obtain financial products without having to use our platform. Our financial services partners may offer and market their products to prospective customers online directly through their own marketing campaigns or via other methods of distribution, including through our competitors. If a significant number of users seek financial products and services directly from our financial services partners or from our online competitors, as opposed to through our platform, our business, financial condition and results of operations could be adversely affected.

If we are unable to maintain the quality of our products, expand our product offerings or continue technological innovation and improvements, our prospects for future growth may be harmed.
We believe our success depends on users finding our product offerings to be of value to them. Our ability to attract and engage users depends, in part, on our ability to successfully expand our product offerings and editorial articles. For example, we initially built our content and began matching consumers with financial services providers in the credit card market, we later expanded into loan products and have continued to add other verticals since then. To penetrate new verticals, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, government regulation could limit our ability to introduce new product offerings. If we fail to penetrate new verticals successfully, our revenue may grow at a slower rate than we anticipate, and our business, financial condition and results of operations could be materially adversely affected. We must also continue to innovate and improve on our technology and product offerings in order to continue future growth and successfully compete with other companies in our markets, or our brand and future growth could be materially adversely affected.
In addition, the market for financial services products is rapidly evolving, fragmented and highly competitive. Competition in this market has intensified, and we expect this trend to continue as the list of financial services providers grows. There are many established and emerging technology centric financial services providers offering a multitude of products to consumers across all financial verticals. If we fail to successfully anticipate and identify new trends, products and emerging financial services providers, and provide up-to-date educational content, tools and other relevant resources timely, our ability to engage consumers and financial services providers may suffer, which would harm our business, financial condition and results of operations.
Our current lack of geographic diversity exposes us to risk.
Our operations are geographically limited and primarily dependent upon consumers and economic conditions in the U.S. As a result of this geographical concentration, we are more vulnerable to downturns or other conditions that affect the U.S. economy. Any downturn or other adverse conditions in the U.S. economy could harm our business and financial results.
In connection with our acquisition of Know Your Money (KYM), we entered the UK market, and we believe our growth strategy depends, in part, on our continued international expansion. As we expand in the UK and internationally, we will be vulnerable to economic downturns or other conditions that affect the economy in the UK and in other countries where we expand. However, until our international operations expand significantly, we will continue to be primarily dependent on U.S. consumers and U.S. economic conditions.
We have less experience operating in some of the newer market verticals to which we have expanded.
We have expanded to new verticals over the last several years, including SMB products and insurance products. We do not have as much experience with these newer verticals as we do with the other more established verticals on our platform. Accordingly, newer verticals may be subject to greater risks than the more established verticals on our platform.
The success of our entry into new verticals will depend on a number of factors, including:
•Implementing in a cost effective manner product features expected by consumers and financial services providers;
•Market acceptance of an intermediary by consumers and financial services providers;
•Offerings by current and future competitors;
•Our ability to attract and retain management and other skilled personnel;
•Our ability to collect amounts owed to us from our financial services partners;
•Our ability to develop successful and cost-effective marketing campaigns; and
•Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by our financial services partners in these newer verticals.
Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with expansion into new verticals.

We rely on the data provided to us by users and third parties to operate and improve our product offerings, and if we are unable to maintain and grow the use of such data, we may be unable to provide users with a platform experience that is relevant and effective, which would harm our business, financial condition and results of operations.
We analyze first-party data from users, third-party data from financial account aggregators and credit reports to understand our users’ unique financial situations. The large amount of information we use in operating and improving our platform is critical to the experience we provide for our users. If we are unable to maintain, grow and efficiently handle the data provided to us, the value that we provide to consumers and the quality of matches with financial services partners may be limited. In addition, if we do not maintain the quality, accuracy and timeliness of this information, user experience may suffer, which would harm our business, financial condition and results of operations.
We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our stock price, business, results of operations, and financial condition.
We track certain operational metrics, including metrics such as Monthly Unique Users (MUUs), which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. For example, the number of MUUs on our platform is based on activity associated with a unique device identifier during a certain time period. Certain individuals may have more than one device and therefore may be counted more than once in our count of Monthly Unique Users. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.
Risks Related to Our Industry and the Consumer Finance Economy
The COVID-19 pandemic has negatively impacted our business and our business recovery will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the global economy and led to temporary closures of businesses and increased unemployment. In addition, the institution of social distancing and sheltering in place has adversely impacted the travel sector which has, in turn, reduced interest in credit cards that have travel-related benefits. The unstable socioeconomic backdrop has impacted consumer finances and caused some financial services providers to tighten underwriting standards. Consumer demand in our verticals has been and may continue to be significantly impacted as new variants of the coronavirus lead to increased hospitalizations and other disruptions to daily life. Demand from our financial services partners may also impact our business if they make changes to their customer acquisition efforts with us in response to macroeconomic uncertainty. In addition, regulatory responses to the COVID-19 pandemic such as student loan forbearance may also impact our business.
The extent to which the COVID-19 pandemic will continue to impact our business, financial condition and results of operations depends on future developments, which are highly uncertain and cannot be predicted, including vaccine distribution, vaccine acceptance, the emergence additional coronavirus variants, the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

Adverse conditions in the consumer finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations.
Our business is dependent on the consumer finance markets and the demand for the products offered by our financial services partners. Both our financial services partners and users may be affected by prevailing economic, political, market, health and social events or conditions. A decline in these conditions could impact our users, and could reduce their demand for credit cards, mortgage loans, personal loans, and other financial service products, which could ultimately impact our revenues. Similarly, during market downturns our financial services partners may tighten underwriting standards, implement cost-reduction initiatives that reduce or eliminate marketing budgets and decrease spending on our platform. Any of these events could adversely affect our business, financial condition and results of operations.
Trends in the credit card industry, as well as the impact of the general economy on the ability of users to qualify for credit cards, could harm our business, financial condition and results of operations.
The credit card market is an important part of our business. Our participation in this market is subject to particular risks, each of which could negatively affect our traffic and results of operations:
•Adverse conditions in the economy may affect credit card issuers and their willingness to issue new credit which would negatively affect revenue;
•Credit losses among credit card issuers may increase beyond normal and budgeted levels which could cause a reduction in credit card issuers’ ability to extend credit;
•Interest rate increases may make balance transfer cards less profitable for issuers, decreasing the fees we earn from matching users with such cards;
•Credit card issuers may be unwilling to partner with us;
•Lower approval rates by credit card issuers due to tighter underwriting or other factors;
•Decreases in consumer interest in credit card products;
•Increased competition;
•If we are unable to provide competitive service to credit card issuers and to consumers using our platform; and
•If we are unable to develop new product offerings and enhance existing ones.
Changes in the loan markets could harm our business, financial condition and results of operations.
The loan market, including student loans, mortgages and personal loans, is an important part of our business. Fluctuations and constraints in the loan markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the loan markets. National or global events, including but not limited to the COVID-19 pandemic, can also affect such macroeconomic conditions. Such macroeconomic factors can affect the number of loan applications and loan approval rates which can adversely affect our business. For example, increases in interest rates adversely affect the ability of our mortgage partners to close loans due to lower consumer demand, and adverse economic trends may limit the ability of our mortgage partners to offer home loans other than low-margin conforming loans. Decreased consumer demand for mortgage refinancing typically leads to decreased traffic to our platform and results in higher associated marketing costs with generating traffic. In the U.S., policymakers at the Federal Reserve have signaled that several interest rate increases will likely occur in 2022 in attempts to combat inflation. These rate increases could result in lower consumer demand for personal loans, as well as student loans and mortgage refinancings and originations, and thus, could negatively impact our loans vertical.

Risks Related to Regulation
Our business is subject to a variety of U.S. financial regulations, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
Aspects of our business are subject to a variety of federal and state financial and other laws, including laws and state licensing requirements relating to matching consumers with financial services providers; the marketing of mortgages, credit cards, personal loans, insurance, and other financial products and services; privacy and data security; investment advisory services; and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted prior to the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations. We also anticipate that federal regulators relevant to our business, such as the Federal Trade Commission and the Consumer Financial Protection Bureau, may pursue more enforcement actions due to the recent change in the White House administration. In addition, Congress, federal agencies, state legislatures and state regulators may from time to time enact new laws, regulations or guidance that may harm our business.
If we are not able to comply with applicable financial and other laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, negative publicity resulting from regulatory actions against us or others in our industry could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business, financial condition and operating results.
Failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements regarding marketing or matching consumers with financial services providers, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
Most states require companies to hold licenses in order to solicit or broker loans secured by residential mortgages, and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these businesses. States also require licenses to undertake certain insurance brokerage activities and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these activities. In addition, some states may require licenses to conduct similar activity with respect to commercial loans, credit cards and unsecured personal loans to residents of those states, although the applicability of these requirements to our business varies depending on our products as well as the loan products, terms, and the types of institutions that we partner with. Compliance with these requirements may render it more difficult for us and our financial services partners to operate or may raise our internal costs or the costs of our financial services partners, which may be passed on to us through less favorable commercial arrangements. While we have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear and the failure to comply with any such applicable requirements may require us to expend significant capital and resources to investigate and remedy the noncompliance and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Moreover, any of the licenses or rights currently held by us or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, we or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.
Regulations promulgated by some states may also impose compliance obligations on directors, executive officers, and any person who acquires a certain percentage (for example, 10% or more) of the equity in a licensed entity, including requiring such persons to periodically file financial and other personal and business information with state regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could harm our business, financial condition and results of operations.

We collect, store use and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation and our business.
We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our Registered Users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data we may be unable to provide consumers with a platform experience that is relevant, efficient and effective, which could adversely affect our business, financial condition and results of operations.
There are numerous federal, state and local laws and regulations regarding data privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing and subject to differing interpretations. In addition, as we continue to expand internationally, we are subject to foreign data privacy and security laws and regulations. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties, and, given the evolving regulatory environment, we expect a heightened level of scrutiny on the data we handle. It is possible that these laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent from one regulatory body to another and may conflict with other rules or our practices.
Most of the jurisdictions in which we operate have established their own data privacy and security legal frameworks. For example, in the U.S., we are subject to the Gramm–Leach–Bliley Act (GLBA) which governs non-public personal information of individuals who obtain financial products or services from financial institutions primarily for personal, family or household purposes, as well as the Fair Credit Reporting Act (FCRA) which generally governs the collection of credit information and access to credit reports. These laws restrict the collection, use, storage and disposal of information about individuals that we may collect during the provision of our products and impose certain disclosure obligations on us. Failure to comply with these laws can result in regulatory fines or penalties. Certain of our products that are not otherwise subject to the GLBA or FCRA may be subject to additional laws and regulations. For example, the California Consumer Privacy Act (CCPA) created new data privacy rights for California-resident users that will be expanded when the California Privacy Rights Act (CPRA), which was approved in November 2020, goes into effect on January 1, 2023. In addition, Virginia and Colorado recently passed their own respective privacy laws, which will go into effect around the same time as CPRA. Many other states are also either considering or in various stages of enacting privacy laws. These laws, as well as any associated regulations, may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.
As we expand internationally, we will also be subject to international laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data. For example, following our expansion into the UK market, we became subject to the privacy, data security, and data protection requirements of the UK’s data protection regime, consisting primarily of the Data Protection Act 2018 and the Data Protection, Privacy and Electronic Communications Regulations 2019 as amended by the Data Protection, Privacy and Electronic Communications Regulations 2020, or the UK GDPR, and other data protection regulations. Among other stringent requirements, the UK GDPR (like its EU counterpart) restricts transfers of data from the UK to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard is implemented.
Following the result of a referendum in 2016, the UK left the EU on January 31, 2020, in a withdrawal commonly referred to as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the UK. Although UK privacy, data protection and data security laws are designed to be consistent with the EU’s GDPR, uncertainty remains regarding how privacy, data protection, information security and data transfers to and from the UK will be regulated notwithstanding Brexit. For example, authorities in the UK may, like their EU counterparts, invalidate use of the EU-U.S. Privacy Shield and raise questions on the viability of the European Commission’s Standard Contractual Clauses. With substantial uncertainty over the interpretation and application of data transfer, privacy, data protection, and information security in the UK, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our users to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

We are also subject to and actively taking steps to comply with evolving UK privacy laws on cookies and e-marketing. In the UK, informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. Strict enforcement of these requirements could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may negatively impact our efforts to understand users and match them with products.
Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and financial partners to lose trust in us, which would have a material and adverse effect on our business. We may also be subject to remedies that may harm our business, including fines, demands or orders that we modify or cease existing or planned business practices.
Our failure to comply with economic and trade sanctions laws and regulations of the United States could materially adversely affect our reputation, business, financial condition and results of operations.
Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.
Risks Related to Our Human Capital
We depend on our executive team and other key employees to manage the business and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could materially harm our business.
Our success depends largely upon the continued high performance of our executive team and other key employees. We rely on our executive team for leadership in critical areas of our business, including product development, engineering, marketing, security, business development, and general and administrative functions. The loss of one or more of our executives or key employees would have an adverse effect on our business. From time to time, there may be changes in executives due to hiring or departures, which could disrupt our business. We do not have employment agreements with executives or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment at any time.
We depend on our senior management, including Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors, and Lauren StClair, our Chief Financial Officer, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
We face stiff competition for qualified personnel and if we fail to attract new personnel or fail to retain and motivate our current personnel, our business, financial condition and results of operations could be materially and adversely affected.
To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers experienced in designing and developing online and mobile products. We have experienced and we expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. Many of the companies with which we compete for experienced personnel have greater operating histories and resources than we have, which may make them more attractive to candidates.

In addition, attrition creates challenges as we must expend significant time and resources to identify, recruit, train and integrate new employees. If we are unable to retain qualified personnel or to effectively manage our hiring needs and successfully integrate new hires, then our efficiency, ability to meet forecasts, employee morale, productivity and retention could suffer, which could adversely affect our business.
We have transitioned to being a remote-first company, which could result in reduced morale and cohesiveness and increased cybersecurity risk, which could negatively affect our business.
During the onset of the COVID-19 pandemic we transitioned all of our employees to a remote work environment in order to mitigate the spread of COVID-19 and comply with local shelter in place policies. Subsequently we transitioned to being a remote-first company, allowing for almost all roles to be open to remote employees on an ongoing basis. The transition to being a remote-first company may lead to reduced employee morale or cohesiveness among our employees. In addition, our new remote-first employment policy may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, increased risk of unauthorized dissemination of sensitive information and increased complexity in coordinating the actions of the organization across various time zones, any of which could adversely affect our business. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.
Risks Related to Our Technology, Security and Intellectual Property
Security incidents, or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users and financial services partners. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.
Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time allowing malfeasors to use time to their advantage.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our users’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third party service providers have implemented will be effective against current or future security threats.
A security breach or other security incident, or the perception that one has occurred, could result in a loss of confidence by both our users and financial services partners and damage our reputation and brand; reduce demand for our products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our users and financial services partners that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to continue to increase as we continue to grow and process, store and transmit increasingly larger volumes of data.

We rely on third party service providers to support our platform and information technology systems.
We rely on third-party service providers to provide critical services that help us deliver our products and operate our business, including hosting our platform. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. We do not have redundant network or rapid disaster recovery capabilities in most cases for the services provided by third-party service providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.
Any significant disruption to the infrastructure of our third-party service providers and/or any changes in our third-party service providers’ service levels may significantly impact our business operations, including making our platform unavailable to our users. A lengthy interruption in the availability of our platform would result in a loss of matches with our financial partners and corresponding revenue, which would impact our operating results and cash flow. In addition, it would negatively impact search engine ranking, user experience and our reputation with our financial partners. Furthermore, in the event that any of our agreements with our third-party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting providers. Although alternative providers could host our platform on a substantially similar basis, such transition could potentially be disruptive and we could incur significant costs in connection therewith.
Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Third parties have in the past and may in the future assert claims of infringement of intellectual property rights against us. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have patent portfolios that are used against us. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.
With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.
Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.
We strive to protect our intellectual property rights by relying on a combination of federal, state and common law trademark, copyright, and trade secret protection laws, as well as contractual restrictions and business practices. In particular, we must maintain and protect the “NerdWallet” name and related marks and intellectual property and also police copying of our editorial articles. In addition, we typically enter into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our confidential or proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others. Failure to protect or maintain our intellectual property could harm our business, financial condition and results of operations.
While our content, software and other works may be protected under copyright law, we have chosen not to register any copyrights in these works. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
We license third-party software and other intellectual property for use in connection with our platform, including for various third party product integrations with our platform. Our third-party licenses typically limit our use of intellectual property to specific uses and include other contractual obligations with which we must comply. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their offerings or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to these third-party software and intellectual property on reasonable terms or at all, the functionalities available through our platform may be adversely impacted, which could in turn harm our business. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being invalidated and/or result in fines and other damages. If any of the following were to occur, it could harm our business, financial results and our reputation.
We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. If we are unable to obtain or maintain rights to any of this intellectual property because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to provide functionalities through our platform using such intellectual property could be severely limited and our business could be harmed. Furthermore, regardless of outcome, infringement claims may require us to use significant resources and may divert management’s attention.
We rely on operating system providers and app stores to support our platform, and any disruption, deterioration or change in their services, policies, practices, guidelines and/or terms of service could have a material adverse effect on our business, financial condition and results of operations.
The success of our platform depends upon the effective operation of certain mobile operating systems, networks and standards that are run by operating system providers and app stores, or Providers. We do not control these Providers and, as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers. We largely utilize Android-based and iOS-based technology for our digital application platform. If any Providers, including either Google (for Android) or Apple (for iOS) stop providing us with access to their platform or infrastructure, fail to provide reliable access, cease operations, modify or introduce new systems, change their terms of service, guidelines or policies, or their interpretation of these, or otherwise terminate services, the delay caused by qualifying and switching to other operating systems could be time consuming and costly and could materially and adversely affect our business, financial condition and results of operations. In addition, Providers may limit the use of personal information and other data for advertising purposes or restrict how users can share information on their platform or across other platforms, which could materially and adversely affect our business, financial condition and results of operations or otherwise require us to change the way we conduct our business. Any limitation on or discontinuation of our or our users’ access to any Provider’s platform or app store could materially and adversely affect our business, financial condition, results of operations or otherwise require us to change the way we conduct our business.
Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative effect on our business.
We use open source software in our platform and anticipate continuing to use open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we develop using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate use of such open source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, would have a negative effect on our business, financial condition and operating results.
Risks Related to Our Financial Operations and Accounting Matters
Our debt agreements contain certain restrictions that may limit our ability to operate our business.
The terms of our existing credit agreement, as amended, and the related collateral documents with Silicon Valley Bank (SVB) as administrative agent contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, repurchasing stock, making investments and agreeing to do any of the foregoing, in each case subject to certain exceptions. Our credit agreement also contains financial covenants which require us to maintain a minimum adjusted quick ratio and a minimum consolidated adjusted EBITDA if the adjusted quick ratio falls below a specified level, measured in each case at the end of each fiscal quarter. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events (including an event or condition that has had a material adverse effect (as defined in the credit agreement)) specified in the credit agreement and/or the related collateral documents could result in an event of default under the credit agreement. Upon the occurrence of an event of default, SVB and/or our lenders under the credit agreement could elect to declare all amounts outstanding under the credit agreement, if any, to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB and our lenders could proceed against the collateral granted to them to secure such indebtedness, which consists of all of our assets other than our intellectual property. We have, and certain of our subsidiaries have, pledged substantially all of our respective assets as collateral under the loan documents. If SVB and our lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our debt.
Our existing debt agreement may not be sufficient for our capital needs and we may require additional capital to support business growth, which might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and we may require additional funds to continue to do so. Depending on availability of capital under our existing debt facility, profitability and cash flow, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on satisfactory terms when required, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, delayed or abandoned, and our business may be harmed.
We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.
We acquired KYM and Fundera in the third and fourth quarters of 2020, respectively. We do not have extensive experience acquiring and integrating other businesses and technologies and there are inherent risks in integrating the acquired personnel, operations and technologies and managing the combined business effectively following the acquisition.

We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions and investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions and investments, whether or not they are consummated. Furthermore, even if we successfully acquire or invest in additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its product offerings, or technology;
•incurrence of acquisition-related or investment-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges maintaining quality and security standards consistent with our brand;
•inability to identify security vulnerabilities in acquired technology;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•the need to integrate or implement additional controls, procedures, and policies;
•challenges caused by distance and cultural differences;
•harm to our existing business relationships with business partners as a result of the acquisition or investment;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•unanticipated complexity in accounting requirements;
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition; and
•disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. In addition, our acquisition agreements with KYM and Fundera contain earn-out provisions. Disputes over whether the earn-out targets have been met could lead to litigation, management distraction and significant expense.
We may have to pay cash, incur additional debt, or issue equity to pay for any future acquisitions or investments, each of which could adversely affect our financial condition. The sale of equity to finance any future acquisitions or investments could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include additional covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Our acquisition agreements contain contingent consideration, the value of which may impact future operating results.
Our acquisition agreements include contingent earn-out consideration, the fair value of which was estimated as of the acquisition date based on the then-present value of the expected contingent payments as determined using weighted probabilities of possible future payments. These fair value estimates contain unobservable inputs and estimates that could materially differ from the actual future results. The fair value of the contingent earn-out consideration could increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of contingent earn-outs will be reflected in our results of operations in the period in which changes in value occur, the amount of which may be material and cause volatility in our operating results.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.
We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our platform or have other adverse effects on our business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could harm our results of operations and financial condition.
We may not continue to grow at historical rates or achieve or maintain profitability in the future.
We may not realize sufficient revenue to achieve or maintain profitability. As we grow our business, we expect our revenue growth rates may slow in future periods due to a number of reasons, which may include slowing demand for our service, increasing competition, a decrease in the growth of our overall markets, and our failure to capitalize on growth opportunities or the maturation of our business. Our growth rate may slow for a number of reasons, including a decline in the number of users, increasing competition, and other risks described in these Risk Factors. We may also encounter unforeseen expenses, difficulties, complications and delays and other unknown factors. We expect to continue to make investments in the development and expansion of our business, which may not result in increased or sufficient revenue or growth, as a result of which we may not be able to achieve or maintain sustained profitability.
We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.
We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Utilization of our net operating loss carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized, and we recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2021. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors and his affiliated trusts hold all outstanding shares of Class B common stock, which as of December 31, 2021 constituted approximately 90.0% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate governance matters, transactions and all matters submitted to a vote of our stockholders, for the foreseeable future.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. In addition, Mr. Chen’s and his affiliated trusts’ shares of Class B common stock will automatically convert into Class A common stock, on a one-to-one basis, upon any sale or transfer of the applicable shares (other than transfers to certain permitted entities) or upon his death. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term. If, for example, Mr. Chen retains a significant portion of his holdings of Class B common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our Class A common stock and Class B common stock.
Mr. Chen and his affiliated trusts have the ability to control the outcome of all matters submitted to our stockholders for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Chen’s employment with us is terminated, he will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow Mr. Chen to consummate such a transaction that our other stockholders do not support. In addition, Mr. Chen may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.
As our Chief Executive Officer, Mr. Chen also has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our Board of Directors. As a board member and officer, Mr. Chen owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, Mr. Chen and his affiliated trusts are entitled to vote their shares, and shares over which they have voting control, in their own interests, which may not always be aligned with the interests of our stockholders generally.
We are a “controlled company” within the meaning of the Nasdaq Listing Rules and, as a result, we are exempt from certain corporate governance requirements.
Mr. Chen and his affiliated trusts hold capital stock representing a majority of our outstanding voting power. So long as Mr. Chen and his affiliated trusts maintain holdings of more than 50% of the voting power of our capital stock for the election of directors, we will be a “controlled company” within the meaning of the Nasdaq Listing Rules and Nasdaq corporate governance standards. Under these standards, a listed company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including:
•the requirement that a majority of our Board of Directors consist of “independent directors” as defined under Nasdaq Listing Rules;
•the requirement that we have a compensation committee that is composed entirely of independent directors; and
•the requirement that we have a nominating and corporate governance committee or otherwise have director nominees selected by vote of a majority of the independent directors.
We have availed ourselves of some of these exemptions. As a result, we do not have a nominating and corporate governance committee or an independent nominating function. Our full Board of Directors is directly responsible for nominating members of our board.
Even as a controlled company, we remain subject to the rules of Sarbanes-Oxley as well as the Nasdaq Listing Rules that require us to have an audit committee composed entirely of independent directors, subject to permitted phase-in rules. Our audit committee is comprised of three members, all of whom are independent.
If we are no longer eligible to rely on the “controlled company” exemptions, we will need to comply with all applicable Nasdaq corporate governance requirements, but we will be able to rely on phase-in periods for certain of these requirements in accordance with the Nasdaq Listing Rules. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all Nasdaq corporate governance requirements.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual class structure, combined with the concentrated control of our Co-founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, and his affiliated trusts, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The price of our stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock:
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our Board of Directors or senior management;
•sales of our Class A common stock by us, our directors, executive officers, principal stockholders, or senior management;
•adverse market reaction to any indebtedness we may incur or refinance or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our Class A common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, and foreign exchange rates;
•our creditworthiness, financial condition, performance, and prospects;
•our dividend policy and whether dividends on our Class A common stock have been, and are likely to be, declared and paid from time to time;
•perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•conditions or trends in our industry, geographies or customers;
•changes in accounting standards, policies, guidance, interpretations or principles; and
•threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our Class A common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In addition, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could harm our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
Our results of operations may fluctuate on a quarterly and annual basis, which may impact our stock price and make it difficult to predict our future performance.
Our revenue and results of operations could vary significantly from quarter to quarter and year to year and may fail to match periodic expectations as a result of a variety of factors, many of which are outside of our control. Our results may vary from period to period as a result of fluctuations in the number of users using our platform to apply for or sign up for financial services products as well as fluctuations in the timing and amount of our expenses. Fluctuations and variability across our industry and the general economy may also affect our revenue. As a result, comparing our results of operations on a period-to-period basis may not be meaningful, and the results of any one period should not be relied on as an indication of future performance. Our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price. In addition to other risk factors discussed in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract new users and retain existing users, including in a cost-effective manner;
•our ability to accurately forecast revenue and losses and appropriately plan our expenses;
•the effects of changes in search engine algorithms and prominence of our editorial articles in search results;
•the effects of increased competition on our business;
•our ability to successfully maintain our position in and expand in existing markets as well as successfully enter new markets;
•the impact of, and changes in, governmental or other regulation affecting our business;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to keep pace with technological changes in our industry;
•the success of our sales and marketing efforts;
•our ability to protect our existing intellectual property and to create new intellectual property;
•costs associated with defending claims, including accident and coverage claims, intellectual property infringement claims, misclassifications and related judgments or settlements;
•the attraction and retention of qualified employees and key personnel;
•the effectiveness of our internal controls; and
•changes in our tax rates or exposure to additional tax liabilities.
We do not expect to pay any cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our capital stock, and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. The terms of our credit agreement with Silicon Valley Bank and certain other lenders restrict our ability to pay dividends, and we may enter into additional agreements in the future that could also contain restrictions on payments of cash dividends.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Class A common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.
As a public company, we are subject to more stringent federal and state law requirements.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and prospects.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of U.S. government intervention and regulatory reform may also lead to substantial new regulations and disclosure obligations, which may in turn lead to additional compliance costs and impact the manner in which we operate our business in ways we do not currently anticipate. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including, after we become an accelerated or large accelerated filer, an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We are currently in the process of hiring additional accounting and finance staff as we grow our business. If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
There can be no assurance that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to fall.
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market after the lock-up entered into in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our Class A common stock could decline. As of December 31, 2021, we have outstanding 35.0 million shares of Class A common stock and 31.7 million shares of Class B common stock. Of these shares, only the 8.3 million shares of Class A common stock sold in our initial public offering are freely tradable without restriction in the public market. All of our executive officers and directors and the holders of substantially all the shares of our Class A common stock and securities convertible into or exchangeable for our Class A common stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters that restrict their ability to transfer shares of our Class A common stock and securities convertible into or exchangeable for our Class A common stock during the period ending on, and including, the 180th day after November 4, 2021. Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. may permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. All of the shares of Class A common stock will become eligible for sale upon expiration of the 180-day lock-up period.
Shares of Class A common stock that are either subject to outstanding options or restricted stock unit awards have been registered under Form S-8 and will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the market standoff and lock-up agreements described above and Rule 144. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Class A common stock could decline.
Furthermore, holders of approximately 15.6 million shares of our capital stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of securities by these stockholders, or if it is perceived that they will sell, could cause the trading price of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts currently publish research on our company and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, thereby depressing the market price of our Class A common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, these provisions include the following:
•we have a dual class common stock structure, which provides Mr. Chen and his affiliated trusts with the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the number of shares of our outstanding Class A and Class B common stock;
•only our chairperson, our chief executive officer, a holder of more than 21.0 million shares of Class B common stock (subject to adjustment for stock splits, stock dividends, stock combinations and the like), or a majority of our Board of Directors is authorized to call a special meeting of stockholders;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and
•certain litigation against us can only be brought in Delaware.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our Class A common stock, including transactions that may be in your best interests or in which you might otherwise receive a premium for your shares. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.
Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following claims or causes of action under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees, arising out of or pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws;
•any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws;
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal-affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants.
This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Facilities
We maintain offices in San Francisco, California, New York, New York, Scottsdale, Arizona and Norwich, UK. We lease all of our facilities and do not own any real property. In December 2020, we adopted a remote-first policy that allows for almost all roles to be remote on an ongoing basis. Many of our employees transitioned or were hired into permanent remote status and are not required to report to an office for work. See discussion of our lease commitments in Note 9 – Leases in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 8 – Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Global Market under the symbol “NRDS” since November 4, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is neither listed nor publicly traded.
Holders of Our Common Stock
As of March 15, 2022, there were 811 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of March 15, 2022, there were four stockholders of record of our Class B common stock, all of which are trusts affiliated with Tim Chen, our Chief Executive Officer and the Chairman of the Board of Directors.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. The terms of our credit agreement with Silicon Valley Bank and certain other lenders restrict our ability to pay dividends, and we may enter into additional agreements in the future that could also contain restrictions on payments of cash dividends.
Recent Sales of Unregistered Equity Securities
Plan-Related Issuances
(1)From January 1, 2021 through November 5, 2021 (the date of the filing of our registration statement on Form S-8), we granted to certain directors, officers, employees, consultants and other service providers options to purchase an aggregate of 810,346 shares of our Class A common stock under our 2012 Plan at exercise prices ranging from $14.00 to $22.18 per share.
(2)From January 1, 2021 through November 5, 2021 (the date of the filing of our registration statement on Form S-8), we granted to certain directors, officers, employees, consultants and other service providers an aggregate of 3,199,552 RSUs to be settled in shares of our Class A common stock under our 2012 Plan.
(3)From January 1, 2021 through November 5, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold an aggregate of 2,150,296 shares of our Class A common stock upon the exercise of options under our 2012 Plan, at exercise prices ranging from $0.30 to $14.00 per share, for a weighted average exercise price of approximately $4.53 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
On November 8, 2021, we completed our initial public offering (the IPO), in which we sold 8.3 million shares of our Class A common stock, which included the exercise in full of the underwriters’ option to purchase 1.1 million shares of Class A common stock, at a public offering price of $18.00 per share. The representatives of the underwriters of our IPO were Morgan Stanley & Co. LLC and KeyBanc Capital Markets Inc. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260134), which was declared effective by the SEC on November 3, 2021. We received net proceeds from the IPO of $140.0 million, after deducting underwriting discounts and commissions of $10.1 million. Additionally, we incurred offering costs of $5.2 million related to the IPO. We used $29.4 million of the net proceeds from the IPO to repay all outstanding principal amounts and accrued interest under certain promissory notes held by family trusts affiliated with Jacob Gibson, one of our co-founders. There has been no material change in the planned use of proceeds described in the prospectus relating to the IPO and we intend to use the remainder of the net proceeds from the IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. We may also use a portion of the net proceeds for acquisitions and/or strategic investments in complementary businesses, products, services or technologies. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act.
The graph below shows the cumulative total stockholder return on our Class A common stock between November 4, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2021 in comparison to the Nasdaq Composite Index and the S&P 500 Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index at their respective closing prices on November 4, 2021. The graph uses the closing market price on November 4, 2021 of $28.30 per share as the initial value of our Class A common stock. Data for the Nasdaq Composite Index and S&P 500 Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return
$120
$100
$80
$60
$40
11/4/2021
11/19/2021
12/3/2021
12/17/2021
12/31/2021
NerdWallet
S&P 500 Index
Nasdaq Composite Index

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including but not limited to those discussed in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2021 refer to the year ended December 31, 2021, references to 2020 refer to the year ended December 31, 2020, and references to 2019 refer to the year ended December 31, 2019.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. For a discussion of our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC on November 5, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
At NerdWallet, we empower consumers — both individual consumers and small and mid-sized businesses (SMBs) — to make smarter financial decisions with confidence. Technology, paired with the dramatic growth in innovative financial products, has changed the way consumers manage their financial lives; consumers are more comfortable than ever comparing and shopping for financial products online. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance by incorporating our proprietary data science models into our platform — ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial industry becomes more fragmented and complex, our value proposition as a trusted, independent and centralized platform for consumers only increases.
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and our app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We expanded our guidance to the UK with our acquisition of Know Your Money (KYM) in 2020, expanded organically into Canada during 2021, and have further plans to expand internationally. Across every touchpoint, the cornerstone of our platform is consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
This trusted guidance has helped us build a large, loyal and well-informed audience of consumers who turn to us as a resource for many of their money questions and to shop for the best financial products for them. Due to this unique combination of a loyal audience, trusted guidance and tailored recommendations from our underlying machine learning technology, we have become an attractive partner for financial services providers wanting to access these high-value consumers — consumers who might not otherwise trust financial services providers’ recommendations.
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience, comprised of 19 million Monthly Unique Users (MUUs) on average in 2021 and 16 million on average in 2020. After doing research on our platform, consumers are better informed about the financial decision they’re about to make, which makes them primed and ready to transact. Consumers who visit NerdWallet tend to share a few other characteristics that make them attractive customers to our financial services partners: we have received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels and they are more eager to explore additional opportunities and products, driving demand for NerdWallet’s financial services partners.

Our Financial Model
We built our business to provide unbiased and trusted guidance to consumers. Through this guidance, we attract users to our platform and use data science models to match them with relevant products from our financial services partners.
Given our mission is to provide clarity for all of life’s financial decisions, we take actions that aim to prioritize user experience over revenue per user. We believe that taking a long-term view will increase our revenue and grow our business. In addition, we do not always look to maximize the number of our financial services partners on our platform; we instead aim to have products for consumers available on our platform that enable the best match.
We seek to increase the number of consumers who come to NerdWallet pursuing our financial content, guidance, and tech-driven recommendations. We generate revenue by successfully matching those consumers with our financial services partners, from whom we generate fees. These fees from which we recognize revenue include revenue per action, revenue per click, revenue per lead, and revenue per funded loan.
Initial Public Offering
On November 8, 2021, we completed our initial public offering (the IPO), in which we sold 8.3 million shares of our Class A common stock, which includes the exercise in full of the underwriters’ option to purchase 1.1 million shares of Class A common stock, at a public offering price of $18.00 per share. We received net proceeds from the IPO of $140.0 million after deducting underwriting discounts and commissions of $10.1 million.
COVID-19 Impact on our Business
The world has dramatically changed since the World Health Organization categorized COVID-19 as a global pandemic in March 2020. The pandemic caused millions of people to reevaluate many aspects of their lives, with many choosing to pay closer attention to their personal finances. We benefited from industry-wide tailwinds driven by consumers increasingly managing their money online, but also faced the headwinds related to an unstable socioeconomic backdrop, which impacted consumers’ finances. While consumer demand for many financial services products was high in 2020, for portions of the year some of our financial services partners tightened underwriting criteria or were slower to approve applications for certain products and some reduced advertising budgets given the inherent economic uncertainty.
Due to these factors, we experienced lower growth in 2020 as compared to our growth rate in 2019, particularly in the second half of the year. In 2020, our revenue increased 7% versus an increase of 32% in 2019. Our 2020 annual growth was bolstered by a strong first quarter, during which revenue grew 64% when compared to the same period a year prior.
Beginning in the second quarter of 2020, we saw a mix of financial services partner activity across our verticals. Many partners reduced their activity on our platform while others maintained or increased their activity. Credit card approvals slowed during the height of the economic uncertainty and credit card revenue declined 30% compared to 2019. Conversely, revenue from loans and other verticals increased by 44% compared to 2019 as we saw increased demand in investing, mortgages, and insurance. As a result, we benefited from the diversification of the products and providers available on our platform.
We are seeing revenue trends start to return closer to pre-COVID-19 pandemic levels. However, the full impact of the COVID-19 pandemic on the global economy and the extent to which the COVID-19 pandemic will continue to impact our results of operations and cash flows remains uncertain as different variants of the coronavirus emerge. Our credit cards revenue increased 58% for 2021 compared to 2020, primarily driven by increased activity amid recovery from the economic impacts of the COVID-19 pandemic and higher pricing with our financial services partners. Our credit cards revenue decreased 30% for 2020 compared to 2019, primarily due to lower approval rates in the market due to economic uncertainty resulting from the pandemic and tighter underwriting criteria. Our loans revenue increased 55% for 2021 compared to 2020, and 48% for 2020 compared to 2019. Mortgage loans revenue increased due to a sustained low interest rate environment in 2020 and higher demand from consumers in 2021. Our other verticals revenue increased 51% for 2021 compared to 2020, and 41% for 2020 compared to 2019. The other verticals revenue increase in 2021 was primarily attributable to higher SMB revenue following our acquisition of Fundera, and the increase in 2020 was attributable to higher consumer demand for insurance and investing activities.

Key Factors Affecting Our Performance
Ability to Generate High Quality, Engaging Consumer Resources
Delivering financial guidance and resources on a broad set of topics is core to our value proposition. In order to maintain our position as a trusted destination for personal and SMB financial guidance, we produce high-quality financial guidance, which is developed by our independent team of writers and editors. Our editorial and product teams continuously improve our content, tools and resources to ensure that our platform reflects the latest consumer finance trends and related products from our financial services partners. We plan to continue investing in our growing base of high-value content and tools, which enable us to generate more traffic and grow MUUs, enhancing monetizing activities with our financial services partners and ultimately, our financial performance.
Ability to Attract and Engage Consumers
Our ability to increase user engagement, whether by increasing the frequency with which MUUs visit our platform, or the amount of resources they consume on our platform, is critical to the growth of our business. We focus on attracting users to NerdWallet who are interested in multiple financial products that we review and then use machine learning to help them find financial products for their needs. For example, if an individual comes to our platform to learn more about credit cards, we hope to bring that individual back to NerdWallet at a later time to explore other financial products, often via automated contextual “nudges.” Our ability to attract and engage those visitors directly impacts our ability to earn revenue from financial services partners. As such, we plan to continue investing in content, technology and marketing in order to attract and engage consumers.
Ability to Deepen Our Relationships with Our Financial Services Partners
We worked with over 400 financial services partners as of December 31, 2021. These companies are essential to helping us serve consumers and grow our business. Having a broad range of financial services partners across all of our verticals is important in offering consumers a wide selection of attractive products. Furthermore, all of our revenue is generated from our financial services partners, and as such, relationships with new and existing financial services partners are critical to the success of our business. We continuously aim to selectively add new financial services partners to our platform and to add coverage for additional verticals from existing partners. That said, maximizing the number of our financial services partners on our platform isn’t our primary focus — our focus is quality, and we aim to offer all of the top financial products on our platform. The success of our relationships with financial services partners is in large part based on our ability to provide them with interested and qualified consumers.
Economic Conditions and the Financial Well-Being of Consumers
Our business is reliant on economic conditions in the U.S. Any changes in the financial well-being of consumers, including as a result of the COVID-19 pandemic, unemployment, government stimulus, or changes in monetary policy will affect the demand for various financial services products and therefore impact the number of individuals visiting our platform and our ability to earn revenue from matches completed on our platform. In particular, fluctuations in interest rates affect many of the products offered by our financial services partners, especially mortgages, personal loans, and banking products. Typically, when interest rates decline, we see accelerated consumer demand for loans which in turn leads to increased traffic to our platform. Conversely, when interest rates increase, we see slowed consumer demand for loans and accelerated demand for banking products.
Marketing
Our marketing strategy leverages multiple channels across brand marketing, performance marketing and organic marketing. Sales and marketing expense consists of: brand marketing, primarily advertising costs to increase brand awareness; performance marketing, primarily costs to drive traffic directly to our platform; and organic and other, primarily personnel-related costs for content and other marketing and sales teams. In 2021, approximately 35% of our total marketing expense was attributable to brand marketing, 36% to performance marketing, and the remainder to organic marketing and other marketing expenses. In 2020, approximately 39% of our total marketing expense was attributable to brand marketing, 34% to performance marketing, and the remainder to organic marketing and other marketing expenses. We evaluate the success of our brand marketing by measuring aided brand awareness, which has grown consistently on an annual basis since 2019.

We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior. Performance marketing spend can be adjusted more quickly than brand marketing, which typically involves pre-committing to spend in future periods. During the first and second quarters of 2020, we increased brand marketing by over 100% compared to the same periods in 2019 to increase awareness, but reduced our spend as quickly as possible for the third and fourth quarters by approximately 30% compared to the same periods in 2019 due to the impacts of COVID-19 on our business. We reduced performance marketing earlier in the second, third and fourth quarters of 2020 by approximately 15% compared to the same periods in 2019 in response to fewer financial services partners choosing to market through our platform in certain verticals. As the COVID-19 headwinds subsided in 2021, we increased both brand and performance marketing to again drive more MUUs to our platform. During 2021, we increased sales and marketing expense by 88% compared to 2020.
In 2021, over 70% of all traffic to NerdWallet came organically through direct or unpaid channels, reflecting the strength of our brand and organic marketing efforts. Our in-house, award-winning and experienced editorial team leverages search-engine optimization best practices and technology, and designs interfaces to help consumers easily find the information they are seeking. Our editorial team also optimizes page structure to increase visibility, not only for organic search results, but also for Google’s premium features such as FAQs, featured snippets, and video results. Personnel-related expenses within organic marketing were up 33% in 2021 compared to 2020, which is a reflection of our continued investment in building a comprehensive set of skills and expertise across our editorial team. We will continue to invest heavily in our marketing channels going forward, and believe that our marketing strategy will continue to position NerdWallet as the trusted brand of choice in personal finance, improve traffic acquisition at all levels of the funnel, drive engagement and enable us to scale quickly across new consumer finance verticals and geographies.
Acquisitions
We have made acquisitions to expand into new verticals; to enter new markets and geographies; and to grow our platform so that our users have better outcomes. In the second half of 2020, we made two acquisitions:
•Fundera. In October 2020, we acquired Fundera, Inc. (Fundera), an online platform which connects SMBs with lenders and other resources. Fundera’s SMB-focused advice and loan comparison offerings, together with its strong brand and consultative sales approach, enables us to better support SMBs. This acquisition is a first step to enable deeper integration within existing verticals, which couples our top of funnel strength with Fundera’s monetization strategy, including recurring revenue from loan renewals. Combining the strengths of each business will allow NerdWallet to accelerate our growth in the SMB market, and will also serve as a playbook for further vertical integrations.
•Know Your Money. In September 2020, we acquired Notice Media Ltd. (doing business as Know Your Money), an online provider of financial guidance and tools geared towards consumers and SMBs in the UK. KYM’s UK expertise and NerdWallet’s existing brand recognition have provided us a strong foothold in the UK region. We believe the acquisition will allow us to accelerate our international growth.
Key Operating Metric and Non-GAAP Financial Measure
We collect, review and analyze operating and financial data of our business to assess our ongoing performance and compare our results to prior period results. In addition to revenue, net income and other results under generally accepted accounting principles (GAAP), the following sets forth the key operating metric we use to evaluate our business.
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with the financial services partners on our platform during a given period. During 2021, we grew MUUs by 23% compared to 2020 as we increased our sales and marketing expenditures in light of the continued economic recovery we experienced. During 2020, we grew MUUs by 25% compared to 2019. We experienced the strongest growth in MUUs during the first and second quarters of 2020, and slower growth during the third and fourth quarters as we reduced sales and marketing spend by over 35% as compared to the first half of 2020 due to underlying economic conditions. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions and our strategic marketing decisions.
Adjusted EBITDA
We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.

We define Adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest expense, net, provision (benefit) for income taxes, and further exclude (1) loss (gain) on impairment and on disposal of assets, (2) remeasurement of the embedded derivative in long-term debt, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, and (6) acquisition-related costs.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount is not driven by core operating results and renders comparisons with prior periods less meaningful.
We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. However, the use of this non-GAAP measure has certain limitations because it does not reflect all items of income and expense that affect our operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Adjusted EBITDA does not reflect interest income (expense) and other gains (losses), net, which include unrealized and realized gains and losses on foreign currency exchange and the derivative previously embedded in long-term debt, as well as certain nonrecurring gains (losses);
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy; and
•Adjusted EBITDA does not include the impact of impairment of assets previously acquired, acquisition-related transaction expenses, contingent consideration fair value adjustments related to earnouts, and deferred compensation related to earnouts.
In addition, Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Our Results of Operations — Non-GAAP Financial Measure” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Key Components of Our Results of Operations
Revenue
We generate substantially all of our revenue through fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead, and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when we match the consumer with the financial services partner. For some of our arrangements, the transaction price is considered variable and an estimate of the constrained transaction price is recorded when the match occurs. Our revenue generally includes three product categories: credit cards, loans and other verticals. Credit cards revenue includes revenue from consumer credit cards. Loans revenue includes revenue from home mortgages, personal loans, student loans and auto loans. Other verticals revenue includes revenue from other product sources, including insurance, banking, investing, and SMB products.

Cost of revenue
Cost of revenue consists primarily of amortization expense and impairment charges associated with capitalized software development costs and developed technology intangible assets related to our acquisitions of Fundera and KYM, credit scoring fees, account linking fees, and third-party data center costs. We expect our cost of revenue to increase in absolute dollars for the foreseeable future to the extent that our business continues to grow. We expect our cost of revenue to decrease over time as a percentage of revenue as we recognize economies of scale. However, this percentage may fluctuate from year to year in the short term.
Research and development
Research and development activities primarily relate to engineering, product management, data enhancement, and improved functionality related to our platform. Research and development expenses primarily consist of personnel related costs, including stock-based compensation, technology and facility-related expenses and contractor expense for our engineering, product management, data and other personnel engaged in maintaining and enhancing the functionality of our platform.
We expect our research and development expenses to increase in absolute dollars for the foreseeable future, primarily for increased headcount to further develop and innovate our platform. Over time, we expect research and development expenses to decrease as a percentage of revenue as our business grows and recognizes economies of scale. However, this percentage may fluctuate from period to period depending on the timing and extent of our research and development expenses.
Sales and marketing
Sales and marketing expenses include advertising and promotion costs, costs related to brand campaign fees, marketing, business operations team, and editorial personnel and related costs, including stock-based compensation.
We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future, primarily to support the growth of our existing business and expansion into new verticals. Over time, we expect sales and marketing expenses to decrease as a percentage of revenue as our business grows and recognizes economies of scale. However, this percentage may fluctuate from period to period depending on the timing and extent of our sales and marketing expenses.
General and administrative
General and administrative expenses consist of personnel related costs, including stock-based compensation, for certain of our executives as well as our legal, finance, human resources, and other administrative employees; and professional services fees.
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future primarily to support the growth of our business and our public company operations. Additional expenses may include increased headcount, enhanced systems, processes, and controls as well as increased expenses in the areas of insurance, compliance, investor relations, and professional services. For these reasons, we expect general and administrative expenses to increase as a percentage of revenue in the near term, but eventually to decrease as a percentage of revenue as our business grows and recognizes economies of scale. This percentage may fluctuate from period to period depending on the timing and extent of our general and administrative expenses.
Change in fair value of contingent consideration related to earnouts
Our recent acquisitions include earn-out provisions which require us to pay additional consideration based on the achievement of certain performance measures for a stated period after the acquisition date. We measure this contingent consideration at fair value as of the acquisition date and record it as a liability on our consolidated balance sheet. The fair value of each contingent consideration liability is remeasured at the end of each reporting period, with any changes in fair value recognized as income or expense from operations in our consolidated income statement.
Other income (expense), net
Other income (expense), net is comprised of interest income, interest expense, and other gains (losses), net. Interest income consists primarily of interest earned on our cash and cash equivalents. Interest expense consists of interest costs related to our revolving credit facility and long-term debt, including amortization of the debt premium on our long-term debt. Other gains (losses), net is primarily related to changes in the fair value of the embedded derivative in our long-term debt, as well as realized and unrealized gains and losses on foreign currency transactions and balances. Other gains (losses), net for 2021 includes a gain on extinguishment of debt as well as a nonrecurring gain.

Income tax provision (benefit)
Our income tax provision (benefit) consists of federal and state income taxes. We have federal and state net operating loss carryforwards (NOLs), and federal and California research and development credit carryforwards, certain of which are subject to expiration dates if not utilized. Utilization of our NOLs and tax credit carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it is more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2021. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Comparison of Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Results of Operations

(in millions)
Year Ended December 31,	2021	2020	2019
Revenue	$379.6	$245.3	$228.3
Costs and expenses:
Cost of revenue	28.5	21.3	16.1
Research and development(1)	62.2	50.9	46.0
Sales and marketing(1)	271.3	144.0	115.6
General and administrative(1)	38.5	28.0	22.2
Change in fair value of contingent consideration related to earnouts	18.1	(0.8)	—
Total costs and expenses	418.6	243.4	199.9
Income (loss) from operations	(39.0)	1.9	28.4
Other income (expense):
Interest income	—	0.2	1.1
Interest expense	(1.3)	(1.1)	(1.1)
Other gains (losses), net	2.6	(0.1)	(0.5)
Total other income (expense)	1.3	(1.0)	(0.5)
Income (loss) before income taxes	(37.7)	0.9	27.9
Income tax provision (benefit)	4.8	(4.4)	3.7
Net income (loss)	$(42.5)	$5.3	$24.2
______________
(1)Includes stock-based compensation expense as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Research and development	$6.8	$3.1	$2.2
Sales and marketing	5.8	1.9	1.2
General and administrative	5.3	1.4	1.6
Total	$17.9	$6.4	$5.0

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue:

Year Ended December 31,	2021	2020	2019
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	8	9	7
Research and development	16	21	20
Sales and marketing	71	58	51
General and administrative	10	11	10
Change in fair value of contingent consideration related to earnouts	5	—	—
Total costs and expenses	110	99	88
Income (loss) from operations	(10)	1	12
Other income (expense):
Interest income	—	—	—
Interest expense	—	(1)	—
Other gains (losses), net	—	—	—
Total other income (expense)	—	(1)	—
Income (loss) before income taxes	(10)	—	12
Income tax provision (benefit)	1	(2)	1
Net income (loss)	(11%)	2%	11%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

(in millions)
Year Ended December 31,	2021	2020	$ Change	% Change
Credit cards	$123.8	$78.2	$45.6	58%
Loans	126.4	81.3	45.1	55%
Other verticals	129.4	85.8	43.6	51%
Total revenue	$379.6	$245.3	$134.3	55%
Revenue increased $134.3 million, or 55%, for 2021 compared to 2020, with revenue increases across all verticals.
Credit cards revenue increased $45.6 million, or 58%, for 2021 compared to 2020, primarily driven by increased activity amid recovery from the economic impacts of the COVID-19 pandemic and higher pricing with our financial services partners.
Loans revenue increased $45.1 million, or 55%, for 2021 compared to 2020, primarily driven by increases of 56% in home mortgages revenue and 94% in personal loans revenue, both reflecting higher consumer demand for loans in the sustained low interest rate environment.
Other verticals revenue increased $43.6 million, or 51%, for 2021 compared to 2020, primarily attributable to higher SMB revenue following our acquisition of Fundera as well as higher revenue in the UK following our acquisition of KYM. The increase also included a 26% increase in insurance revenue, partially offset by decreases of 10% in investing revenue due to lower consumer demand for investing activities and 5% in banking revenue due to the low interest rate environment.

Costs and Expenses

(in millions)
Year Ended December 31,	2021	2020	$ Change	% Change
Cost of revenue	$28.5	$21.3	$7.2	34%
Research and development	62.2	50.9	11.3	22%
Sales and marketing	271.3	144.0	127.3	88%
General and administrative	38.5	28.0	10.5	38%
Change in fair value of contingent consideration related to earnouts	18.1	(0.8)	18.9	NM
Total costs and expenses	$418.6	$243.4	$175.2	72%
Cost of revenue
Cost of revenue increased $7.2 million, or 34%, for 2021 compared to 2020. The increase was primarily attributable to a $6.0 million increase in amortization expense related to capitalized software development costs and intangible assets related to our acquisitions of Fundera and KYM in the second half of 2020, as well as a $0.8 million increase in third-party data center costs in connection with the growth in our traffic and ongoing product and feature development.
Research and development expense
Research and development expenses increased $11.3 million, or 22%, for 2021 compared to 2020. The increase was primarily attributable to increases of $9.8 million in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth, and $1.8 million in software and technology costs related to our platform, partially offset by a $1.0 million decrease in allocated costs due to lower facilities costs from the shift to remote work due to the COVID-19 pandemic.
Sales and marketing expense
For 2021 and 2020, our total sales and marketing expense was comprised of approximately 36% and 34% for performance marketing, respectively, and 35% and 39% for brand marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $127.3 million, or 88%, for 2021 compared to 2020. The increase was primarily attributable to increases of $49.9 million in performance marketing expenses and $39.2 million in brand marketing expenses. The increase was also attributable to higher organic and other marketing expenses, including a $24.9 million increase in personnel-related costs due to our efforts to grow and increase our user base, and $4.8 million of amortization expense of intangible assets from our acquisitions of Fundera and KYM in the second half of 2020.
General and administrative expense
General and administrative expenses increased $10.5 million, or 38%, for 2021 compared to 2020, primarily attributable to increases of $9.2 million in personnel-related costs mainly due to increased headcount and $1.0 million in director and officer liability insurance costs.
Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera and KYM in the second half of 2020. The fair value of the estimated contingent considerations is subject to remeasurement at each reporting date until the payments are made. See Note 1 – The Company and its Significant Accounting Policies in the notes to our consolidated financial statements for further discussion regarding how we estimated the fair value of these contingent considerations.

Other income (expense), net

(in millions)
Year Ended December 31,	2021	2020	$ Change	% Change
Interest income	$—	$0.2	$(0.2)	(92%)
Interest expense	(1.3)	(1.1)	(0.2)	14%
Other gains, net	2.6	(0.1)	2.7	NM
Other income (expense), net	$1.3	$(1.0)	$2.3	NM
Other income (expense), net increased $2.3 million for 2021 compared to 2020, primarily attributable to a $1.5 million gain on extinguishment of debt and a $1.3 million nonrecurring gain.
Income tax provision (benefit)
We had an income tax provision of $4.8 million for 2021, as compared to an income tax benefit of $4.4 million in 2020. Our effective tax rate was (12.8%) and (488.4%) for 2021 and 2020, respectively. Our effective tax rate for 2021 was lower than the U.S. federal statutory income tax rate of 21% primarily due to the increase in the valuation allowance recorded against our net U.S. deferred tax assets. Our effective tax rate for 2020 was lower than the U.S. federal statutory income tax rate of 21% primarily due to excess tax benefits related to stock-based compensation, and research and development credits, partially offset by non-deductible stock-based compensation.
Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure. The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented:

(in millions)
Year Ended December 31,	2021	2020	2019
Net income (loss)	$(42.5)	$5.3	$24.2
Depreciation and amortization	27.1	15.1	9.4
Interest expense, net	1.3	0.9	—
Income tax provision (benefit)	4.8	(4.4)	3.7
Other losses (gains), net	(2.6)	0.1	0.5
Loss on impairment and on disposal of assets	0.8	0.2	1.3
Change in fair value of contingent consideration related to earnouts	18.1	(0.8)	—
Deferred compensation related to earnouts	2.1	—	—
Stock-based compensation	17.9	6.4	5.0
Acquisition-related expense	0.1	1.6	—
Adjusted EBITDA	$27.1	$24.4	$44.1

Net income (loss) margin	(11%)	2%	11%
Adjusted EBITDA margin[1]	7%	10%	19%
______________
(1)Represents adjusted EBITDA as a percentage of revenue.
Adjusted EBITDA increased $2.7 million, or 11%, for 2021 compared to 2020. The increase was attributable to a $134.3 million increase in revenue amid recovery from the economic impacts of the COVID-19 pandemic, substantially offset by higher expenses primarily driven by a $127.3 million increase in sales and marketing expense as we continued to invest in our business.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2021) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
On November 8, 2021, we completed our IPO, in which we sold 8.3 million shares of our Class A common stock, which includes the exercise in full of the underwriters’ option to purchase 1.1 million shares of Class A common stock, at a public offering price of $18.00 per share. We received net proceeds from our IPO of $140.0 million after deducting underwriting discounts and commissions of $10.1 million.
As of December 31, 2021 and 2020, we had cash and cash equivalents of $167.8 million and $83.4 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of December 31, 2021 is included in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our consolidated balance sheets but which we consider non-cancellable. At December 31, 2021, amounts to be spent under non-cancellable purchase obligations were $3.7 million over the next twelve months and annual amounts of approximately $4 million to $5 million from 2023 through 2026.
In addition, as part of the acquisitions of Know Your Money and Fundera, both in 2020, the Company committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earn-out consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. Based on fair value measurements for these contingent consideration liabilities as of December 31, 2021 (see Note 3 – Fair Value Measurements in the notes to the consolidated financial statements), $30.5 million relates to amounts to be paid over the next twelve months and $24.2 million relates to amounts to be settled beyond the next twelve months.
In 2021, there was an inflow of $100.2 million cash from financing activities, primarily driven by net proceeds from our IPO of $140.0 million partially offset by $28.5 million to repay in full our subordinated promissory notes, and an outflow of $23.0 million of cash used in investing activities primarily related to capitalization of software development costs.
Trends, Uncertainties and Anticipated Sources of Funds
In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our business. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new personnel and the scale of our development, as well as the extent and duration of the COVID-19 pandemic and its impact on the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand to satisfy those needs.
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing. If necessary, we may borrow up to $100 million under our credit facility with Silicon Valley Bank and certain other lenders, subject to borrowing conditions. We had no outstanding balance on our credit facility as of December 31, 2021 or 2020. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of December 31, 2021 and 2020. For additional information on these covenants, see Note 7 – Debt in the notes to the consolidated financial statements.

Our future capital requirements may vary materially from those planned and will depend on certain factors, such as our growth and our operating results. If we require additional capital resources to grow our business or to acquire complementary technologies and businesses in the future, we may seek to sell additional equity or raise funds through debt financing or other sources. We cannot provide assurance that additional financing will be available at all or on terms favorable to us.
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

(in millions)
Year Ended December 31,	2021	2020	2019
Net cash provided by operating activities	$7.2	$15.4	$31.4
Net cash used in investing activities	(23.0)	(55.4)	(14.8)
Net cash provided by (used in) financing activities	100.2	55.7	(1.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	—
Net increase in cash and cash equivalents	$84.4	$15.8	$15.2
A discussion and analysis of our changes in cash flows for 2021 compared to 2020 is presented below. For a discussion of our cash flows for 2020 and 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Cash Flows, and Obligations” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended on November 5, 2021.
Operating activities
Net cash provided by operating activities decreased $8.2 million in 2021 compared to 2020 due to a net loss of $42.5 million in 2021, as compared to net income of $5.3 million in 2020, and a $10.9 million increase in net cash outflow from changes in operating assets and liabilities, largely offset by a $50.5 million increase in non-cash charges. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to a $21.2 million increase in accounts receivable, a $5.8 million decrease in accounts payable, and a $4.8 million increase in prepaid expenses and other assets, partially offset by a $21.9 million increase in accrued and other current liabilities. The increase in non-cash charges was primarily due to increases of $18.9 million in change in fair value of contingent consideration related to earnouts, $12.0 million in depreciation and amortization, $11.5 million in stock-based compensation and $9.0 million in deferred taxes.
Investing activities
Net cash used in investing activities decreased $32.4 million in 2021 compared to 2020, primarily due to $36.7 million of cash paid for business combinations, net of cash acquired, in 2020.
Financing activities
Net cash provided by financing activities increased $44.5 million in 2021 compared to 2020, primarily due to net proceeds from our IPO of $140.0 million, after deducting underwriting discounts and commissions of $10.1 million, partially offset by decreases of $54.3 million from issuances of Class A common stock in 2020, $28.5 million to repay in full our subordinated promissory notes, and $12.4 million for repurchases of Class F common stock.
Other Capital Resource Matters
On October 17, 2021 and October 18, 2021, our Board of Directors and stockholders, respectively, approved a one-for-two reverse stock split of our common and preferred stock which was effectuated on October 20, 2021 upon our filing of an amended and restated certificate of incorporation with the Delaware Secretary of State. As a result, each stockholder of record on October 20, 2021 received one share of common or preferred stock for every two shares held on the record date. All share, equity award, and per share amounts presented herein have been retroactively adjusted to reflect this reverse stock split.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting policies as provided within U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. For a comprehensive list of all significant accounting policies, see Note 1 – The Company and its Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue from fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead and revenue per funded loan arrangements. Services are generally transferred to the customer at a point in time and the performance obligation is a series of distinct actions, leads or clicks.
For some of our arrangements, under ASC 606 (Revenue from Contracts with Customers) our contractual right to fees is not contemporaneous with the satisfaction of the performance obligation to match the consumer with the customer. As a result, the transaction price is considered variable and an estimate of the constrained transaction price is recorded as revenue when the match occurs, subject to a constraint. Constrained revenue is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. After our initial estimate and constraints are made, we reassess our estimates and constraints at the end of each reporting period. Various factors are analyzed to estimate the constrained revenue, including historical approval rates and historical time between when a consumer request for a financial product is delivered to a financial services partner and when the financial product is approved by such financial services partner.
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As a result of the goodwill impairment assessment in 2021, 2020 and 2019, we determined that it was not more likely than not that the fair value of its single reporting unit was less than its carrying amount. As such, goodwill was not impaired during 2021, 2020 and 2019.
We evaluate intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that they may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value of the asset group. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in future impairment charges.
Contingent consideration
We have recorded contingent consideration in connection with certain business combinations that require us to pay cash consideration to the seller upon achievement of certain metrics during the years ending December 31, 2021 and 2022. We record the fair value of contingent consideration at the date of the acquisition and measure it using unobservable, Level 3 inputs, due to the absence of quoted market prices. Subsequent to the acquisition date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes in fair value recorded in operating expenses, net on the consolidated statement of operations. We value contingent consideration using a Monte Carlo simulation model, which requires critical estimates to be made, including projected financial information, market volatility, risk-adjusted discount rates and timing of contractual payments. Changes in any one of these inputs may result in a significantly different fair value of the contingent consideration.
Deferred Tax Asset Valuation Allowances
As part of fulfilling the requirement to reduce the measurement of deferred tax assets that are not expected to be realized, we consider all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. In assessing the adequacy of recognized valuation allowances, we consider all available evidence to estimate if sufficient taxable income will be generated in the future to utilize the existing deferred tax assets by jurisdiction. This consideration includes a variety of factors such as historical and projected future taxable income and prudent and feasible tax planning strategies.

Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2021. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Stock-Based Compensation
Prior to our IPO, as our common shares were not listed on a public marketplace, the calculation of the fair value of our common shares was subject to a greater degree of estimation in determining the basis for share-based awards that were issued. Given the absence of a public market, we were required to estimate the fair value of the common shares at the time of each grant.
Stock Options
We have granted stock-based awards consisting primarily of stock options and RSUs to employees and non-employees. We estimate the grant date fair value of stock options granted to employees and nonemployees using the Black-Scholes-Merton option-pricing model. The fair value of stock options that is expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically the vesting period of the respective awards. We recognize forfeitures as they occur for equity awards with only a service condition, rather than estimate expected forfeitures.
The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the grant date fair value of stock-based awards. These assumptions include:
•Fair Value of Class A Common Stock — For periods over which our Class A common stock was not yet publicly traded, we were required to estimate the fair value of our Class A common stock. Our Board of Directors considered numerous objective and subjective factors to determine the fair value of our Class A common stock as discussed in “Common Stock Valuations” below. Subsequent to our IPO in November 2021, the fair value of our Class A common stock is determined on the grant date using the closing price of our Class A common stock.
•Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. We estimate the expected term based on the simplified method.
•Expected Volatility — Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our Class A common stock, we estimate the expected volatility by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards.
•Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option award.
•Expected Dividend — We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
Restricted Stock Units
The fair value of RSUs is estimated based on the fair value of our Class A common stock on the date of grant. The fair value of RSUs that are expected to vest is recognized as compensation expense over the requisite service period.
ESPP
The fair value of purchase rights granted under its ESPP is estimated using the component measurement approach with valuations of the components based on the Company’s stock price on the date of the grant and/or the Black-Scholes-Merton option-pricing model, as appropriate for the applicable components. The fair value of the purchase rights is recognized over the requisite service period. We recognize forfeitures as they occur, rather than estimate expected forfeitures.

Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our Class A common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board of Directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our Class A common stock underlying the stock options and RSUs, including:
•contemporaneous valuations of our Class A common stock by an independent valuation specialist;
•the prices at which others have sold our common and redeemable convertible preferred stock to outside investors in arms-length transactions;
•the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our Class A common stock;
•our financial condition, results of operations and capital resources;
•the industry outlook;
•the fact that option and RSU grants have involved rights in illiquid securities in a private company;
•the valuation of comparable companies;
•the lack of marketability of our Class A common stock;
•the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
•the history and nature of our business, industry trends and competitive environment; and
•general economic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.
To determine the fair value of our Class A common stock, we first determined our enterprise value and then allocated that enterprise value among the various classes of our equity securities. Our enterprise value was estimated using two generally accepted approaches: the income approach and the market approach. The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach measures the value of a business through an analysis of recent sales or offerings of comparable investments or assets, and in our case, focused on comparing us to a group of our peer companies. In applying this method, valuation multiples are derived from historical operating data of the peer company group. We then apply multiples to our operating data to arrive at a range of indicated values of the company.
In addition, we also considered any secondary transactions, including third party tender offers, involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our Class A common stock. Factors considered include the number of different buyers and sellers; transaction volume; timing relative to the valuation date; whether the transactions occurred between willing and unrelated parties; and whether the transactions involved investors with access to our financial information.
Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows; discount rates; market multiples; the selection of comparable public companies; and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our Class A common stock.
For valuations after the completion of our IPO, our Board of Directors determines the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date of grant.

Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Note 1 – The Company and its Significant Accounting Policies in the notes to the consolidated financial statements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Foreign Currency Exchange Risk
Most of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and UK. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We had cash and cash equivalents of $167.8 million and $83.4 million as of December 31, 2021 and 2020, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.
We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates due to changes in the fair market value of our portfolio. However, changes in market interest rates could adversely impact our business, financial condition and results of operations. For additional information, see the sections titled “Risk Factors — Risks Related to Our Industry and the Consumer Finance Economy.”
In addition, future borrowings on our line of credit would be subject to changes in interest rate.

Item 8. Financial Statements and Supplementary Data.
NerdWallet, Inc.
All schedules have been omitted as the information is provided in the financial statements or in related notes thereto, or is not required to be filed as the information is not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NerdWallet, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NerdWallet, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Jose, California
March 24, 2022
We have served as the Company’s auditor since 2015.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are in thousands and per share amounts)
As of December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$167.8	$83.4
Accounts receivable	57.6	37.3
Prepaid expenses and other current assets	17.4	8.7
Total current assets	242.8	129.4
Property, equipment and software — net	34.9	27.7
Goodwill	43.8	43.8
Intangibles — net	27.6	35.6
Deferred tax asset — noncurrent	—	4.1
Right-of-use assets	13.9	14.0
Other assets	1.1	0.6
Total Assets	$364.1	$255.2
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.2	$5.4
Accrued and other current liabilities	32.1	18.6
Contingent consideration — current	30.5	—
Total current liabilities	65.8	24.0
Contingent consideration — noncurrent	24.2	36.5
Debt — noncurrent	—	30.2
Deferred tax liability — noncurrent	1.8	1.5
Other liabilities — noncurrent	14.7	11.5
Total liabilities	106.5	103.7
Commitments and contingencies (Note 8)
Series A redeemable convertible preferred stock — $0.0001 par value per share — zero and 8,651 shares authorized as of December 31, 2021 and 2020; zero and 7,687 shares issued and outstanding as of December 31, 2021 and 2020; liquidation preference of zero and $69.0 million as of December 31, 2021 and 2020	—	68.8
Stockholders’ equity:
Preferred stock — $0.0001 par value per share — 5,000 and zero shares authorized as of December 31, 2021 and 2020; zero shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock — $0.0001 par value per share — 296,686 and 127,500 shares authorized as of December 31, 2021 and 2020; 66,722 and 48,853 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Treasury stock	—	—
Additional paid-in capital	331.6	99.8
Accumulated other comprehensive income	0.5	0.6
Accumulated deficit	(74.5)	(17.7)
Total stockholders’ equity	257.6	82.7
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity	$364.1	$255.2

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
Year Ended December 31,	2021	2020	2019
Revenue	$379.6	$245.3	$228.3
Costs and Expenses:
Cost of revenue	28.5	21.3	16.1
Research and development	62.2	50.9	46.0
Sales and marketing	271.3	144.0	115.6
General and administrative	38.5	28.0	22.2
Change in fair value of contingent consideration related to earnouts	18.1	(0.8)	—
Total costs and expenses	418.6	243.4	199.9
Income (Loss) From Operations	(39.0)	1.9	28.4
Other income (expense):
Interest income	—	0.2	1.1
Interest expense	(1.3)	(1.1)	(1.1)
Other gains (losses), net	2.6	(0.1)	(0.5)
Total other income (expense)	1.3	(1.0)	(0.5)
Income (loss) before income taxes	(37.7)	0.9	27.9
Income tax provision (benefit)	4.8	(4.4)	3.7
Net Income (Loss)	$(42.5)	$5.3	$24.2
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.82)	$0.12	$0.57
Diluted	$(0.82)	$0.09	$0.45
Weighted-average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	51.9	44.3	42.1
Diluted	51.9	56.3	54.3

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)
Year Ended December 31,	2021	2020	2019
Net Income (Loss)	$(42.5)	$5.3	$24.2
Other Comprehensive Income (Loss):
Change in foreign currency translation	(0.1)	0.6	—
Comprehensive Income (Loss)	$(42.6)	$5.9	$24.2

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
(in millions, except share amounts which are in thousands)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	7,687	$68.8	42,009	$—	780	$(1.6)	$22.8	$—	$(41.4)	$(20.2)
Impact of ASU 2016-16 adoption									(0.7)	(0.7)
Issuance of Class A common stock upon exercise of stock options			625	—			1.7			1.7
Repurchase of stock options							(0.8)			(0.8)
Repurchase of Class A common stock			(326)	—					(2.3)	(2.3)
Stock-based compensation							6.1			6.1
Net income									24.2	24.2
Balance at December 31, 2019	7,687	$68.8	42,308	$—	780	$(1.6)	$29.8	$—	$(20.2)	$8.0
Issuance of Class A common stock in connection with equity offering			3,879	—			54.3			54.3
Issuance of Class A common stock upon exercise of stock options			2,701	—			8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units			84	—						—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units			(26)	—			(0.4)			(0.4)
Repurchase of stock options							(0.4)			(0.4)
Repurchase of Class A common stock			(93)	—					(1.2)	(1.2)
Constructive retirement of treasury stock					(780)	1.6			(1.6)	—
Stock-based compensation							8.1			8.1
Other comprehensive income								0.6		0.6
Net income									5.3	5.3
Balance at December 31, 2020	7,687	$68.8	48,853	$—	—	$—	$99.8	$0.6	$(17.7)	$82.7

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity (Deficit)
(in millions, except share amounts which are in thousands)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	7,687	$68.8	48,853	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon initial public offering			8,338	—	134.8			134.8
Issuance of Class A common stock upon exercise of stock options			2,322	—	11.0			11.0
Issuance of Class A common stock pursuant to settlement of restricted stock units			647	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units			(96)	—	(1.9)			(1.9)
Conversion of Series A redeemable convertible preferred stock to Class A common stock	(58)	(0.5)	58	—	0.5			0.5
Conversion of Series A redeemable convertible preferred stock to Class A common stock upon initial public offering	(7,527)	(66.2)	7,527	—	66.2			66.2
Repurchase of stock options							(1.4)	(1.4)
Repurchase of early exercised stock options			(3)	—				—
Repurchase of Series A redeemable convertible preferred stock	(102)	(2.1)
Repurchase of Class A common stock			(41)	—			(0.5)	(0.5)
Repurchase of Class F common stock			(883)	—			(12.4)	(12.4)
Stock-based compensation					21.2			21.2
Other comprehensive loss						(0.1)		(0.1)
Net loss							(42.5)	(42.5)
Balance at December 31, 2021	—	$—	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2021	2020	2019
Operating Activities:
Net income (loss)	$(42.5)	$5.3	$24.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.1	15.1	9.4
Loss on disposal of assets	—	—	0.2
Impairment of capitalized software development costs	0.8	0.2	1.1
Non-cash amortization of debt premium	(0.3)	(0.4)	(0.4)
Other (gains) losses, net	(2.6)	0.1	0.5
Stock-based compensation	17.9	6.4	5.0
Change in fair value of contingent consideration related to earnouts	18.1	(0.8)	—
Deferred taxes	4.4	(4.6)	1.4
Non-cash lease costs	7.9	6.8	6.3
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(20.2)	1.0	(12.9)
Prepaid expenses and other assets	(9.6)	(4.8)	(0.7)
Accounts payable	(2.2)	3.6	(0.3)
Accrued and other current liabilities	16.6	(5.3)	5.1
Operating lease liabilities	(7.3)	(7.1)	(6.2)
Other liabilities	(0.9)	(0.1)	(1.3)
Net cash provided by operating activities	7.2	15.4	31.4
Investing Activities:
Capitalized software development costs	(20.7)	(17.4)	(14.1)
Purchase of property and equipment	(2.3)	(1.3)	(0.7)
Business combinations, net of cash acquired	—	(36.7)	—
Net cash used in investing activities	(23.0)	(55.4)	(14.8)
Financing Activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	140.0	—	—
Issuance of Class A common stock	—	54.3	—
Repurchase of Class A common stock	(0.5)	(1.2)	(2.3)
Repurchase of Class F common stock	(12.4)	—	—
Repurchase of stock options	(1.4)	(0.4)	(0.8)
Repurchase of Series A redeemable convertible preferred stock	(2.1)	—	—
Tax payments related to net-share settlements on restricted stock units	(1.9)	(0.4)	—
Proceeds from exercise of stock options	11.0	8.4	1.7
Principal repayment of subordinated promissory notes	(28.5)	—	—
Proceeds from line of credit	—	5.0	—
Payments on line of credit	—	(10.0)	—
Payment of offering costs related to initial public offering	(4.0)	—	—
Net cash provided by (used in) financing activities	100.2	55.7	(1.4)
Effect of exchange rate changes on cash and cash equivalents	—	0.1	—
Net increase in cash and cash equivalents	84.4	15.8	15.2
Cash and Cash Equivalents:
Beginning of year	83.4	67.6	52.4
End of year	$167.8	$83.4	$67.6

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2021	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of property and equipment recorded in accounts payable and accrued and other current liabilities	$0.8	$—	$—
Offering costs related to initial public offering not yet paid	$1.0	$—	$—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$0.3	$1.2	$1.5
Income tax refunds	$—	$—	$(0.1)
Cash paid for interest	$2.5	$1.4	$1.5
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$8.2	$7.9	$7.2
Lease liabilities arising from obtaining right-of-use assets	$7.8	$—	$13.7
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The Company and its Significant Accounting Policies
Organization — NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its subsidiaries (collectively, the Company) provide consumer-driven advice about personal finance through its platform by connecting individuals and small and mid-sized businesses (SMBs) with providers of financial products.
Basis of Consolidation and Presentation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reverse Stock Split — On October 17, 2021 and October 18, 2021, the Company’s Board of Directors and stockholders, respectively, approved a one-for-two reverse stock split of the Company’s common and preferred stock which was effectuated on October 20, 2021 upon the Company’s filing of an amended and restated certificate of incorporation with the Delaware Secretary of State. As a result, each stockholder of record on October 20, 2021 received one share of common or preferred stock for every two shares held on the record date. All share, equity award, and per share amounts presented herein have been retroactively adjusted to reflect this reverse stock split.
Initial Public Offering — The Company’s registration statement on Form S-1 related to its initial public offering (the IPO) was declared effective on November 3, 2021 and the Company’s Class A common stock began trading on the Nasdaq Global Market on November 4, 2021. On November 8, 2021, the Company completed its IPO, in which the Company sold 8.3 million shares of its Class A common stock, which includes the exercise in full of the underwriters’ option to purchase 1.1 million shares of Class A common stock, at a public offering price of $18.00 per share. The net proceeds to the Company from the IPO were $140.0 million after deducting underwriting discounts and commissions of $10.1 million.
In connection with the IPO, all 7.5 million shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock, and all 31.7 million shares of the Company’s outstanding Class F common stock converted into an equal number of shares of Class B common stock.
Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the IPO, the Company is authorized to issue 301.7 million shares of capital stock, all with a par value of $0.0001 per share, including 265.0 million shares of Class A common stock, 31.7 million shares of Class B common stock, and 5.0 million shares of preferred stock.
Segments — Operating segments are defined as components of an enterprise for which discrete financial information is available that is reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a result, the Company has concluded that it has one operating segment. Significantly all of the Company’s revenue in 2021, 2020 and 2019 was from customers located in the United States.
Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include determination of stock-based compensation, valuation of embedded derivative, capitalization of software development costs, valuation of contingent consideration, valuation of goodwill and intangible assets, determination of associated useful lives of intangible assets and valuation of deferred tax assets. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease (COVID-19) a pandemic. The full impact of the COVID-19 pandemic on the global economy and the extent to which the COVID-19 pandemic will continue to impact the Company’s results of operations and cash flows remains uncertain as the COVID-19 pandemic continues and different variants of the coronavirus emerge. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits cash with high credit quality financial institutions. All noninterest-bearing accounts are fully insured regardless of the balance of the account. This coverage is available at all FDIC member institutions. The Company uses Silicon Valley Bank, which is an FDIC insured institution. Based on these facts, collectability of bank balances appears to be adequately assured.
The Company generally does not require collateral or other security in support of accounts receivable. Allowances will be provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or change in financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broader factors in evaluating the sufficiency or necessity of an allowance for doubtful accounts, including the length of time receivables are past due, significant onetime events, and historical experience.
The Company had two customers as of December 31, 2021 which each accounted for 11% of total accounts receivable, and one customer as of December 31, 2020 which accounted for 12% of total accounts receivable. The Company had no customer which accounted for more than 10% of revenue in 2021 or 2020, but had three customers which accounted for 18%, 11% and 10% of revenue, respectively, in 2019. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), the Company’s customers are considered to be financial services providers (e.g., banks, credit card issuers, lenders, investment brokers and other entities) that seek to reach and receive leads, matches and referrals to the Company’s substantial audience of consumers (including SMBs) in exchange for agreed-upon fees.
Foreign Currency Transactions — The functional currency of the Company’s foreign subsidiaries is the respective local currency. All assets and liabilities accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss), and in “Effect of exchange rate changes on cash and cash equivalents” on the consolidated statement of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other gains (losses), net” on our consolidated statement of operations and were immaterial for all periods presented.
Cash and Cash Equivalents — Cash and cash equivalents include on demand deposits and money market funds with banks that have remaining maturities at the date of purchase of less than 90 days.
Fair Value Measurements — The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:
Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
Level 3 — Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Trade Accounts Receivable — Trade accounts receivable are recorded at the invoiced amount or amounts due from customers via affiliate relationships at the end of each month. Invoiced amounts do not bear interest. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, previous loss history and the specific customer’s current ability to pay its obligation. Accounts receivable is past due when they are outstanding longer than the contractual payment terms. The allowance for doubtful accounts was not material as of December 31, 2021 and 2020. The Company does not have any off-balance-sheet credit exposure related to its customers.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Equipment, and Software, Net — Property, equipment, and software are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three years for computers and equipment, three years for software, and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected as operating expenses in the consolidated statement of operations.
Deferred Offering Costs — The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financing is consummated. After consummation of the financing, these costs are recorded in stockholders’ equity as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs will be expensed immediately as operating expenses in the consolidated statement of operations.
Capitalized Software Development Costs — The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance, training and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives.
Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at one to five years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality.
Amortization expense is included within cost of revenue in the consolidated statement of operations.
Business Combinations — The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. As of December 31, 2021, the Company has not recorded material measurement period adjustments in connection with its business combinations.
Contingent Consideration — The fair value measurements of contingent consideration liabilities established in connection with business combinations are determined as of the acquisition date based on significant unobservable inputs, including forecasted revenues and costs of the acquired companies, the probability of meeting certain revenue or earnings targets defined in the merger agreements, and the discount rate. Contingent consideration liabilities are remeasured to fair value at each subsequent reporting date until the related contingency is resolved. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the Company’s financial position and results of operations in any given period.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill — The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if so, the quantitative test is performed. Under the qualitative assessment, factors that are considered include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit. Under the quantitative test, the Company first compares the carrying value of each reporting unit to its estimated fair value and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference. In 2021, 2020 and 2019, the Company did not recognize any impairment losses against goodwill.
Intangible Assets — Intangible assets include acquired intangible assets identified through business combinations, which are carried at the estimated fair value recorded upon acquisition less accumulated amortization, and purchased intangible assets, which are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization costs for developed technology is included in cost of revenue and amortization for customer relationships, trade names and user base are included in sales and marketing within the consolidated statement of operations. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Impairment of Long-Lived Assets — The Company reviews long-lived assets, including property and equipment, capitalized software development costs, and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured first by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets or asset group are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset or asset group.
Revenue Recognition — The Company generates substantially all its revenue through fees paid by its financial services partners in the form of either revenue per action, revenue per click, revenue per lead and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when the Company matches the consumer with the financial services partner. For some of the Company’s arrangements, the transaction price is considered variable and an estimate of the transaction price is recorded when the match occurs.
Under revenue recognition guidance, revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised goods and services have transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
For revenue generated from revenue per action or revenue per funded loan arrangements in which fees are earned from customers for approved actions such as when credit cards are issued to consumers or when loans to consumers are funded, the Company’s contractual right to fees is not contemporaneous with the satisfaction of the performance obligation to match the consumer with the customer. As such, the Company records a contract asset at each reporting period-end related to the estimated variable consideration on fees for which the Company has satisfied the related performance obligation but are still pending the financial product approval before the Company has a contractual right to payment. This estimate is based on the Company’s historical closing rates and historical time between when a consumer request for a financial product is delivered to the customer and when the financial product is approved by the customer. The time between satisfaction of the Company’s performance obligation and when the Company’s right to consideration becomes unconditional is generally less than 90 days and no significant judgment is required in determining whether the estimate of variable consideration should be constrained.
For revenue generated from revenue per lead or revenue per click in which fees are earned from customers when a consumer clicks on a tagged link to the customer’s website or lead is delivered to the customer, the Company’s contractual right to fees is contemporaneous with the satisfaction of the performance obligation to match the consumer with the customer. The Company’s services are generally transferred to the customer at a point in time, when the performance obligation is met.
The Company’s payment terms vary by customer and verticals. The term between invoicing and when payment is due is generally 30 days or less.
Cost of Revenue — Cost of revenue consists primarily of amortization expense and impairment charges associated with capitalized software development costs and developed technology; credit scoring fees and account linking fees; and third-party data center costs.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development — Research and development expenses primarily consist of personnel related costs, technology and facility-related expenses and contractor expense for our engineering, product management, data and other personnel engaged in maintaining and enhancing the functionality of our platform. Research and development costs are expensed as incurred.
Sales and Marketing — Sales and marketing expenses include advertising and promotion costs, costs related to brand campaign fees, marketing, business operations team and editorial personnel and related costs, including stock-based compensation. Advertising is expensed as incurred. Advertising expense was $197.3 million, $106.8 million and $86.7 million for 2021, 2020 and 2019, respectively.
Leases — The Company leases real estate facilities and general office equipment under operating leases expiring at various dates through 2029.
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes previous lease accounting guidance (Topic 840), and requires lessees to recognize certain leases as operating lease right-of-use (ROU) assets with corresponding lease liabilities on the balance sheet.
The Company adopted Topic 842 on January 1, 2019. For leases that commenced prior to January 1, 2019, the Company elected a package of practical expedients and has carried forward historical lease classification and assessment of whether expired or current contracts contain leases. The Company also elected the practical expedient to combine lease and nonlease components, and to keep leases with an initial term of 12 months or less off the balance sheet.
The Company’s ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. At inception of the lease, the Company is not reasonably certain that any available lease extensions or renewal terms will be exercised. For this purpose, the Company considered lease term and only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. When determining the incremental borrowing rates, the Company considered information including, but not limited to, the lease term, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred in the consolidated statement of operations.
Nonlease components that are not fixed are expensed as incurred as variable lease payments. The Company’s lease agreements generally do not contain any residual guarantees or restrictive covenants.
Operating and finance leases are included in other assets, accrued and other current liabilities, and other liabilities-noncurrent in the consolidated balance sheets.
Stock-Based Compensation — The Company measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees, including restricted stock units (RSUs), stock options and purchase rights granted under its employee stock purchase plan (ESPP), based on the estimated fair value of the awards on the date of grant. For RSUs, fair value is based on the fair value of our common stock on the grant date. For stock options, fair value is estimated using the Black-Scholes-Merton option-pricing model. For purchase rights granted under its ESPP, the Company estimates fair value using the component measurement approach with valuations of the components based on the Company’s stock price on the date of the grant and/or the Black-Scholes-Merton option-pricing model, as appropriate for the applicable components. Stock-based compensation is recognized on a straight-line basis over the requisite service period. The requisite service period of the awards is generally the same as the vesting period. The Company recognizes forfeitures as they occur for equity awards with only a service condition, rather than estimate expected forfeitures, as permitted by ASU 2016-09.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embedded Derivative — In January 2017, the Company issued subordinated promissory notes that contained an embedded derivative, see Note 7 – Debt. At initial recognition, the Company recorded the embedded derivative on the consolidated balance sheet at its estimated fair value resulting in an embedded derivative contra-liability balance with an offsetting recognition of a debt premium. Both the embedded derivative and debt premium were classified together with the related subordinated promissory notes on the consolidated balance sheet. Embedded derivatives are subject to remeasurement at each balance sheet date, with changes in fair value recognized as a component of other gains (losses), net on the consolidated statement of operations. Premium recognized at initial recognition was amortized as a reduction to interest expense over the expected life of the related debt using the effective interest method. In November 2021, in connection with the Company’s IPO, the Company repaid in full the promissory notes, settled the embedded derivative and recognized the remaining unamortized debt premium as an other gain in its consolidated statement of operations.
Income Taxes — The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax reporting purposes measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
The Company records uncertain tax positions in accordance with accounting standards on the basis of a two-step process whereby (1) a determination is made as to whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold the Company recognizes the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to include interest and penalties within its provision for income taxes.
Comprehensive Income (Loss) — Comprehensive income (loss) is defined as a change in equity resulting from transactions from non-owner sources. Comprehensive income (loss) is comprised of all components of net income (loss) and all components of other comprehensive income (loss) within stockholders’ equity. Other comprehensive income (loss) includes adjustments for foreign currency translation.
Subsequent Events — The Company evaluated subsequent events through March 24, 2022, the date its consolidated financial statements were issued.
Recently Adopted Accounting Pronouncements — In October 2020, the FASB issued ASU 2020-10, Codification Improvements (ASU 2020-10). ASU 2020-10 was intended to facilitate codification updates for technical corrections, such as conforming amendments, clarifications to guidance, simplifications to wording or structure of guidance and other minor improvements. It contains amendments that improve the consistency of the codification by including all disclosure guidance in the appropriate disclosure section and other updates that varies in nature. The Company adopted the provisions of ASU 2020-10 as of January 1, 2021 and such adoption did not have a material impact on its consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted — The Company qualifies as an “emerging growth company” (EGC) as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and, as such, the Company may elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, the Company’s financial position and results of operations within its consolidated financial statements may not be comparable to those of other companies that have adopted the new or revised accounting standards at an earlier date.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), to address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The guidance in ASU 2021-08 states that an acquirer should recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. The guidance in ASU 2021-08 is effective for the Company’s annual periods beginning after December 15, 2023, including interim periods within those fiscal years (one year after the effective date for public business entities due to the Company’s election under its EGC status). Early adoption is permitted. The amendments in ASU 2021-08 will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. The adoption of ASU 2021-08 is not expected to have a material effect on the Company’s financial position or results of operations based on the prospective adoption method and also based on the consistency in the method it currently employs under existing guidance to recognize and measure contract assets and contract liabilities acquired in a business combination.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), establishing ASC Topic 848, and amended the guidance thereafter (“ASC 848”). ASC 848 provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied from March 12, 2020 through December 31, 2022. Reference rate reform has not had a material impact with respect to any of the Company’s existing contracts, therefore, the Company has not been required to elect to apply any of the optional practical expedients and exceptions under ASC 848 as of the date of the financial statements. The Company will assess future changes in its contracts, including modifications, and the potential impact of electing to apply the optional practical expedients and exceptions under ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations in its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, establishing ASC Topic 326, and amended the guidance thereafter (ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost; the Company’s financial assets that are in the scope of ASC 326 includes the Company’s accounts receivable, certain financial instruments and contract assets. ASC 326 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. ASC 326 is effective for the Company’s annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted and the Company expects to adopt the provision of ASC 326 beginning on January 1, 2022 (two years after the effective date for public business entities due to the Company’s election under its EGC status). Based on the nature and amortized cost basis/carrying values of its financial assets in the scope of ASC 326 (e.g., accounts receivable and contract assets), the adoption of ASC 326 is not expected to have a material impact on the Company’s financial condition and results of operations within its consolidated financial statements.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

(in millions)
Year Ended December 31,	2021	2020	2019
Credit cards	$123.8	$78.2	$112.4
Loans	126.4	81.3	55.1
Other verticals	129.4	85.8	60.8
Total revenue	$379.6	$245.3	$228.3
The contract asset recorded within prepaid expenses and other current assets on the consolidated balance sheet related to estimated variable consideration was $3.0 million and $1.2 million at December 31, 2021 and 2020, respectively.
Credit cards revenue is primarily generated through revenue per action arrangements, Loans revenue is primarily generated through revenue per funded loan and revenue per lead arrangements, and Other verticals revenue is primarily generated through revenue per action, revenue per click and revenue per funded loan arrangements.
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2021
Assets:
Cash and cash equivalents — money market funds	$164.9	$—	$—	$164.9
Certificate of deposit	—	2.0	—	2.0
	$164.9	$2.0	$—	$166.9
Liabilities:
Contingent consideration	$—	$—	$54.7	$54.7

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2020
Assets:
Cash and cash equivalents — money market funds	$19.7	$—	$—	$19.7
Certificate of deposit	—	2.0	—	2.0
Embedded derivative	—	—	0.1	0.1
	$19.7	$2.0	$0.1	$21.8
Liabilities:
Contingent consideration	$—	$—	$36.5	$36.5
The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.
The change in fair values of Level 3 assets and liabilities are as follows:

(in millions)	2021		2020
Year Ended December 31,	Embedded Derivative	Contingent Consideration	Embedded Derivative	Contingent Consideration
Balance at beginning of year	$0.1	$36.5	$0.2	$—
Additions	—	—	—	37.3
Change in fair value, recognized in earnings	(0.1)	18.1	(0.1)	(0.8)
Other	—	0.1	—	—
Balance at End of Year	$—	$54.7	$0.1	$36.5
The change in fair value of the embedded derivative is recorded in other gains (losses), net within the consolidated statement of operations. The determination of the fair value of the Level 3 embedded derivative is discussed in Note 7 – Debt.
Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The contingent consideration liability is the estimated fair value of the earnout payments for the Fundera, Inc. (Fundera) and Know Your Money (KYM) business combinations. See Note 5 – Business Combinations for additional information on the contingent consideration for each of the acquisitions.
The fair values of the estimated contingent considerations are determined based on the Company’s evaluation of the probability and amount of earnout that will be achieved based on expected future performance by the acquired entity. The Monte Carlo simulation models simulated the applicable figures over the earnout periods to calculate the estimated earnout payments. These payments were then discounted to present value based on the expected payment dates of the contingent considerations. The weighted average volatility was 45.5% and the weighted average discount rate was estimated to be 9.0% at December 31, 2021. The weighted average volatilities fell within the range of 7.4% to 17.6% during 2020, and the weighted average discount rate was estimated to be 1.2%, at December 31, 2020.
4.Significant Consolidated Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

(in millions)
As of December 31,	2021	2020
Prepaid expenses	$12.0	$5.2
Certificate of deposit	2.0	2.0
Contract assets	3.0	1.2
Tax receivable	0.3	0.2
Other current assets	0.1	0.1
Total prepaid expenses and other current assets	$17.4	$8.7

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, equipment and software, net consisted of the following:

(in millions)
As of December 31,	2021	2020
Capitalized software development costs	$71.6	$51.7
Office equipment	5.3	4.1
Furniture and fixtures	1.4	1.0
Leasehold improvements	3.7	2.4
Total property, equipment and software	82.0	59.2
Accumulated depreciation and amortization	(47.1)	(31.5)
Total property, equipment and software — net	$34.9	$27.7
The Company capitalized $24.2 million, $19.2 million and $15.2 million of software development costs, and recorded amortization expense of $16.7 million, $12.5 million and $8.2 million, during 2021, 2020 and 2019, respectively. The Company recorded $0.8 million, $0.2 million and $1.1 million of impairment charges related to software development costs for 2021, 2020 and 2019.
Depreciation and amortization expense, exclusive of amortization of capitalized software development costs and intangible assets, was $2.4 million, $1.0 million and $1.2 million in 2021, 2020 and 2019, respectively.
Accrued and other current liabilities consisted of the following:

(in millions)
As of December 31,	2021	2020
Unbilled accounts payable	$22.1	$8.1
Operating lease liabilities	2.4	7.4
Accrued compensation	1.8	0.4
Accrued payroll related taxes	1.6	1.4
Deferred compensation liability related to earnouts	2.1	—
ESPP liability	1.0	—
Accrued interest	—	1.1
Other accrued expenses	1.1	0.2
Total accrued and other current liabilities	$32.1	$18.6
The Company sponsors an ESPP which became effective in connection with the Company’s IPO completed on November 8, 2021. See Note 11 – Stockholders’ Equity for additional information on the ESPP.
Other liabilities — noncurrent consisted of the following:

(in millions)
As of December 31,	2021	2020
Operating lease liabilities	$12.7	$7.4
Unrecognized tax benefit liability	1.7	1.3
Accrued payroll related taxes	—	2.8
Other noncurrent liabilities	0.3	—
Total other liabilities — noncurrent	$14.7	$11.5

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.Business Combinations
Fundera — In October 2020, the Company executed a merger agreement to acquire all outstanding shares of Fundera. Fundera is a company that provides an application that connects small businesses to lenders and covers everything from loans to legal services, free financial content and one-on-one access to experienced lending. Fundera was founded in 2013 and maintains an office in New York, NY. The acquisition date aggregate purchase price was approximately $65.1 million, which consisted of the following:

(in millions)	Fair Value
Cash	$29.2
Fair value of contingent consideration	35.9
Total purchase price	$65.1
The total closing consideration for the Fundera acquisition was $29.2 million in cash, of which $4.6 million in cash was held in escrow for the settlement of general representation and warranty provisions. Further the Company could make up to two additional earnout payments based on achievement of Fundera’s future revenue and profitability milestones for 2021 and 2022. These additional payments, to the extent earned, will be payable in cash. The fair value of earnouts, which are subject to the recipients continued employment services was $2.7 million and was excluded from the aggregate purchase price and accounted for separately from the business combination. The amounts are recognized as compensation expense as earned through 2022, classified as research and development and sales and marketing expenses based on the recipients’ job functions, in the consolidated statement of operations. The Company has recorded a deferred compensation liability related to earnouts of $2.1 million as of December 31, 2021, which is included within accrued and other current liabilities on the consolidated balance sheet.
The estimated fair value of the contingent consideration related to Fundera was $54.7 million as of December 31, 2021, which is included in contingent consideration in the consolidated balance sheet. The estimated fair value of the contingent consideration is determined using a Monte Carlo simulation model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time the estimate was made, which management believes are reasonable. Contingent consideration is subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in the consolidated statement of operations.
At the time of acquisition, certain stock options held by Fundera employees were replaced with RSUs by the Company with a total fair value of $1.9 million. The vesting of these RSUs is contingent on continued employment, and was excluded from the aggregate purchase price. These awards are recognized as stock-based compensation expense ratably over the remaining vesting term through 2024.
The acquisition has been accounted for as a business combination. The allocation of purchase price to the assets acquired and liabilities assumed is as follows:

(in millions)	Fair Value
Net tangible assets	$1.0
Fixed assets	0.2
Intangible assets	29.4
Deferred tax liability	(2.8)
Goodwill	37.3
Total purchase price	$65.1

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired intangible assets are definite-lived assets consisting of user base, customer relationships, developed technology and trade name. The estimated fair value was determined using the excess earnings method for user base, with-and-without method for acquired customer relationships, and relief-from-royalty method for the acquired technology and trade name. The fair value of the intangible assets with definite lives is as follows:

(dollars in millions)	Fair Value	Weighted Average Useful Life (Years)
User base	$19.4	7.0
Customer relationships	5.0	3.0
Technology	4.6	3.0
Trade name	0.4	0.5
Total intangible assets	$29.4	5.6
The Company recorded goodwill of $37.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Fundera as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Fundera than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. For income tax purposes, the acquisition was a stock purchase and goodwill is not tax deductible. Acquisition-related costs of $1.0 million were incurred in 2020 and are included in general and administrative expense on the consolidated statement of operations. During the period from the acquisition date through December 31, 2020, the Company recognized revenue and loss before income tax for Fundera of $2.0 million and $(0.3) million, respectively.
Pro Forma Results (Unaudited)
The following pro forma combined results of operations are provided for the years ended December 31, 2020 and 2019, as though the Fundera acquisition had been completed as of January 1, 2019. These supplemental pro forma results of operations are provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future. The pro forma results of operations do not include any cost savings or other synergies that resulted, or may result, from the Fundera acquisition or any estimated costs that will be incurred to integrate Fundera. Future results may vary significantly from the results reflected in this pro forma financial information because of future events and transactions, as well as other factors.
The Company’s historical financial information was adjusted based on currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to share-based compensation expense, the purchase accounting effect on interest expense, and transaction costs:

(in millions)
Year Ended December 31,	2020	2019
Revenue	$262.6	$254.5
Net income	$3.6	$15.6
Know Your Money — On September 30, 2020, the Company acquired all the outstanding shares of Notice Media Ltd., doing business as Know Your Money, an online provider of financial guidance and tools based in the United Kingdom. The aggregate purchase price transferred for KYM was approximately $13.7 million, which consisted of the following:

(in millions)	Fair Value
Cash	$12.3
Fair value of contingent consideration	1.4
Total purchase price	$13.7

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid $12.3 million in initial cash consideration and could make up to two additional earnout payments based on certain defined operating metrics during the earnout periods January 1, 2021 through December 31, 2021 and January 1, 2022 through December 31, 2022. These additional payments, to the extent earned, will be payable in cash. As part of the transaction, the Company entered into additional earnouts which are subject to the recipients’ continued service. The fair value of such earnouts was $5.9 million, which was excluded from the aggregate purchase price and accounted for separately from the business combination. The amounts are recognized as compensation expense as earned over the earnout periods.
The estimated fair value of the contingent consideration related to KYM was immaterial as of December 31, 2021, and is included in contingent consideration in the consolidated balance sheet. The estimated fair value of the contingent consideration payments is determined using a Monte Carlo simulation model. The estimated value of the contingent consideration is based upon available information and certain assumptions, known at the time of this report, which management believes are reasonable. Contingent consideration is subject to remeasurement at each reporting date until the payments are made, with the remeasurement adjustment reported in the consolidated statement of operations.
The acquisition has been accounted for as a business combination. The allocation of purchase price to the assets acquired and liabilities assumed is as follows:

(in millions)	Fair Value
Net tangible assets	$1.5
Fixed assets	0.2
Intangible assets	7.4
Deferred tax liability	(1.4)
Goodwill	6.0
Total purchase price	$13.7
The acquired intangible assets are definite-lived assets consisting of customer relationships and developed technology. The estimated fair values of the customer relationships were determined using the excess earning method and the developed technology was determined using the relief from royalty method. The fair value of the intangible assets with definite lives is as follows:

(dollars in millions)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$6.0	5.0
Technology	1.4	3.0
Total intangible assets	$7.4	4.6
The Company recorded goodwill of $6.0 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to KYM as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of KYM than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. For income tax purposes, the acquisition was a stock purchase and goodwill is not tax deductible. Acquisition-related costs of $0.5 million were incurred in 2020 and are included in general and administrative expense on the consolidated statement of operations. During the period from the acquisition date through December 31, 2020 the Company recognized revenue and loss before income tax for KYM of $1.5 million and $(0.1) million, respectively. Pro forma results of operations have not been provided to reflect the KYM acquisition as such results would not have been materially different from the Company’s reported results.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)
Year Ended December 31,	2021	2020
Balance at beginning of year	$43.8	$0.3
Acquisition of Fundera	—	37.3
Acquisition of KYM	—	6.0
Foreign currency translation adjustment	—	0.2
Balance at End of Year	$43.8	$43.8
No impairment charges have been recorded for goodwill in 2021, 2020 or 2019.
Intangible assets with definite lives related to the following:

(dollars in millions)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2021
User base	5.8	$19.4	$(3.2)	$16.2
Customer relationships	2.8	11.0	(3.5)	7.5
Technology	1.8	6.4	(2.8)	3.6
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				0.3
Total		$37.2	$(9.9)	$27.6

(dollars in millions)	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2020
User base	6.8	$19.4	$(0.5)	$18.9
Customer relationships	3.8	11.0	(0.6)	10.4
Technology	2.8	6.4	(0.7)	5.7
Trade names	0.3	0.4	(0.1)	0.3
Foreign currency translation adjustment				0.3
Total		$37.2	$(1.9)	$35.6
Amortization expense related to definite-lived intangible assets was $8.0 million, $1.6 million and zero in 2021, 2020 and 2019, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense as of December 31, 2021 is as follows:

(in millions)
Years Ending December 31,	Amortization
2022	$7.6
2023	7.0
2024	4.0
2025	3.7
2026	2.8
Thereafter	2.2
Foreign currency translation adjustment	0.3
$27.6
No impairment charges have been recorded for intangible assets for 2021, 2020 or 2019.
7.Debt
Lines of Credit — The Company maintains a line of credit with Silicon Valley Bank, which over time has been amended and restated. It is secured by certain qualifying accounts receivable of the Company. In June 2017, the Company entered into a second amended and restated Loan and Security Agreement, and in September 2019, the Company extended the maturity of the line of credit to expire in September 2020.
In September 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (Credit Agreement) with Silicon Valley Bank and also terminated the second amended and restated Loan and Security Agreement from June 2017. In February 2021, the Company amended and restated the Credit Agreement to increase the revolving line of credit to $100.0 million from $50.0 million, increase the margin on Alternative Base Rate (ABR) Loans, and extend the termination date. The Credit Agreement, as amended and restated, provides for a revolving line of credit of up to $100.0 million with the option to increase up to an additional $25.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. Under the terms of the Credit Agreement, as amended and restated, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans will incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin of either 3.00% or 2.75% depending on usage, equating to 3.75% as of December 31, 2021. Outstanding ABR Loans will incur interest at the highest of the Prime Rate, as published by the Wall Street Journal, the federal funds rate in effect for such day plus 0.50%, and 3.25%, in each case a margin of either 1.75% or 2.00% will be applicable, depending on usage, equating to 5.00% as of December 31, 2021. The Company will be charged a commitment fee of 0.30% per year for committed but unused amounts. The Credit Agreement terminates on September 2, 2023.
There were no outstanding balances under the Credit Agreement at December 31, 2021 or 2020. The available amount to borrow under the Credit Agreement was $94.7 million and $45.9 million at December 31, 2021 and 2020, respectively, which is equal to the available amount under the Credit Agreement of $100.0 million and $50.0 million, respectively, net of letters of credit with Silicon Valley Bank of $5.3 million and $4.1 million, respectively.
The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
The Credit Agreement also contains financial covenants requiring the Company to maintain a minimum adjusted quick ratio and a minimum consolidated adjusted EBITDA if the adjusted quick ratio falls below a specified level, measured in each case at the end of each fiscal quarter. The Company is required to furnish audited financial statements within 150 days after the fiscal year end, and after the occurrence of a qualified IPO of the Company’s common stock, 90 days after the end of the fiscal year. The Company was in compliance with all financial covenants as of December 31, 2021 and 2020.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Promissory Notes — During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued subordinated promissory notes (the Notes) with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and the Company made annual interest payments. The Notes were scheduled to mature in January 2026. The Company could prepay the Notes in whole or in part at any time prior to the maturity date. The Notes were subordinated in right of payment to the prior payment in full of (i) any indebtedness to banks or other financial institutions and any indebtedness arising from the satisfaction of such indebtedness by a guarantor in existence on the date of the Notes or incurred after the agreement was entered into, and (ii) the liquidation preferences, or other rights or entitlements to proceeds in the event of a deemed liquidation event in respect of the Company’s redeemable convertible preferred stock. In the event of a deemed liquidation event or initial public offering while the Notes remained outstanding, the Company was required to repay the Notes in an amount equal to the outstanding principal and any unpaid accrued interest, to the extent there are proceeds available after payment of senior obligations. In November 2021, in connection with the Company’s IPO, the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes.
The Company previously determined that the feature whereby the Notes were subordinate in payment to the liquidation preferences of the Company’s preferred stockholders represented an embedded derivative that was to be separately accounted for. Accordingly, upon issuance in December 2017 the Company measured the fair value of deemed liquidation event redemption feature and recognized a derivative contra-liability of $3.3 million with a corresponding entry to debt premium. At December 31, 2020, the Company remeasured the derivative contra-liability to an amount of $0.1 million. At the time of repayment of the Notes in November 2021, the derivative contra-liability was immaterial. As a result of remeasurement of the derivative contra-liability, losses of $0.1 million, $0.1 million and $0.5 million were recorded to other gains (losses), net in the consolidated statement of operations for 2021, 2020 and 2019. Further, the Company recorded amortization of the related premium as a reduction to interest expense in the amount of $0.3 million for 2021 and $0.4 million for both 2020 and 2019. Upon repayment of the Notes in November 2021, the Company recognized the remaining unamortized debt premium of $1.5 million as a gain on extinguishment of debt recorded to other gains (losses), net in the consolidated statement of operations.
The Company previously estimated the fair value of the embedded derivative feature at each reporting date based on a with or without valuation approach which leveraged the Black-Scholes-Merton option-pricing model. The key inputs and assumption in the model included the fair value of the Company’s equity, exercise prices which were based on the participation thresholds of the preferred and common securities, as follows.

As of December 31,	2020
Expected volatility	65.0%
Expected term (in years)	1.5
Dividend yield	0.0%
Risk-free interest rate	0.12%
The Company had no outstanding borrowings at December 31, 2021. The Company’s outstanding borrowings at December 31, 2020 were as follows:

(in millions)
As of December 31,	2020
Promissory notes — noncurrent	$28.5
Less: embedded derivative contra-liability	(0.1)
Add: unamortized debt premium	1.8
Total debt	$30.2

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.Commitments and Contingencies
Commitments and Other Financial Arrangements — The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. See Note 7 – Debt and Note 9 – Leases for further discussion.
Litigation and Other Legal Matters — The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any potential loss as of December 31, 2021 or 2020.
9.Leases
Components of operating lease costs are as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Operating lease cost	$8.6	$7.5	$7.3
Sublease income	(1.5)	(1.8)	(1.8)
Net lease cost	$7.1	$5.7	$5.5
Lease term and discount rate are as follows:

As of December 31,	2021	2020
Weighted-average remaining lease term (years)	5.5	5.5
Weighted-average discount rate	5.5%	5.6%
Right-of-use assets were $13.9 million and $14.0 million as of December 31, 2021 and 2020, respectively.
The following is a schedule of payments of lease liabilities as of December 31, 2021:

(in millions)
Years Ending December 31,	Amount
2022	$3.2
2023	3.7
2024	3.8
2025	2.5
2026	1.3
Thereafter	3.0
Total undiscounted cash flows	$17.5
Less: imputed interest	(2.4)
Present value of lease liabilities	$15.1
Less: lease liabilities, current	(2.4)
Total lease liabilities, noncurrent	$12.7

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.Redeemable Convertible Preferred Stock
In connection with the Company’s IPO which was completed on November 8, 2021, all 7.5 million shares of the Company’s then-outstanding redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock. As of December 31, 2020, the total number of Series A redeemable convertible preferred stock authorized for issuance was 8.7 million shares and there were 7.7 million shares issued and outstanding.
Significant rights and preferences of the redeemable convertible preferred stock prior to the Company’s IPO were summarized as follows:
Dividend Rights — The Corporation would not declare, pay or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series A redeemable convertible preferred stock then outstanding would first receive, or simultaneously receive, out of funds legally available therefore, a noncumulative dividend on each outstanding share of Series A redeemable convertible preferred stock in an amount equal to eight percent (8%) of the Series A original issue price. No dividends were declared or paid by the Company as of December 31, 2020.
Conversion Rights — Each share of Series A redeemable convertible preferred stock was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Class A common stock as determined by dividing the Series A original issue price by the Series A Conversion Price (as defined below) in effect at the time of conversion. The “Series A Conversion Price” was initially $8.97960, with such initial Series A Conversion Price, along with the rate at which shares of Series A redeemable convertible preferred stock may be converted into shares of Class A common stock, subject to certain adjustments.
Liquidation Rights — In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series A redeemable convertible preferred stock were entitled to receive prior and in preference to any distribution from the proceeds of the liquidation event of the Company to the holders of the common stock by reason of their ownership thereof, the greater of (i) an amount equal to the original issue price per share of $8.97960, plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series A redeemable convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.
Voting Rights — Each share of Series A convertible redeemable preferred stock had voting rights equal to the number of common shares into which the Series A preferred stock could be converted on the record date for determining stockholders entitled to vote on such matter. Holders of the Series A convertible redeemable preferred stock would vote together with the holders of common stock as a single class, except as otherwise provided in the Second Amended and Restated Articles of Incorporation.
The holders of shares of Series A redeemable convertible preferred stock, exclusively and as a separate class, were entitled to elect two members of the Board of Directors. The holders of shares of Class F common stock, exclusively and as a separate class, were entitled to elect one director. The holders of record of the shares of common stock, voting as a separate class, and the holders of record of the shares of Series A redeemable convertible preferred stock, voting as a separate class and on an as-converted to common stock basis, were entitled to elect two directors.
Redemption — Upon written notice requesting redemption by a majority of the then-outstanding shares of Series A redeemable convertible preferred stock, shares of Series A redeemable convertible preferred stock would be redeemed by the Company at a price equal to the greater of (a) the Series A original issue price per share, plus all declared but unpaid dividends thereon and (b) the fair market value of a single share of Series A redeemable convertible preferred stock as of the date of the Company’s receipt of the redemption request, in three annual installments commencing not more than sixty days after receipt by the corporation at any time on or after March 1, 2024. Such redemption could have occurred outside of the control of the Company, and accordingly, all shares of redeemable convertible preferred stock have been presented outside of permanent equity in the consolidated balance sheet for all periods presented.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A redeemable convertible preferred stock was contingently redeemable and as the redemption price was subject to change, changes in the estimate of the redemption price were necessary. The Company had elected to recognize changes in the redemption value immediately as they occurred and adjust the carrying value of the security to the redemption value at the end of each reporting period so long as it was probable that the instrument would become redeemable. As of December 31, 2020, such redemption was not deemed probable and therefore the Company had not made any adjustments to the carrying value of the Series A redeemable convertible preferred stock.
Repurchase — In March 2021, the Company repurchased 0.1 million shares of Series A redeemable convertible preferred stock from an affiliated entity of a former member of its Board of Directors for $2.1 million.

11.Stockholders’ Equity
Preferred Stock — Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the Company’s IPO on November 8, 2021, the Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors may fix the rights, preferences, privileges and restrictions of the preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. There were no shares of preferred stock outstanding upon the completion of the Company’s IPO or at December 31, 2021.
Common Stock — Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the Company’s IPO on November 8, 2021, the Company is authorized to issue 296.7 million shares of common stock with a par value of $0.0001 per share, including 265.0 million shares of Class A common stock and 31.7 million shares of Class B common stock. In connection with the Company’s IPO, all 31.7 million shares of the Company’s outstanding Class F common stock were converted into an equal number of shares of Class B common stock. As of December 31, 2020, the Company had 127.5 million common shares authorized for issuance, consisting of 77.5 million shares of Class A common stock, 35.0 million shares of Class F common stock and 15.0 million shares of Class G common stock, each with a par value of $0.0001 per share.
Holders of all classes of common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to 10 votes. Prior to the Company’s IPO, the holder of each share of Class F common stock was entitled to 10 votes and the holders of Class G common stock were not entitled to vote.
Shares of Class B common stock are convertible, at any time at the option of the holder, into an equal number of shares of Class A common stock and automatically convertible upon Transfer, as defined below. Prior to the Company’s IPO, shares of Class F common stock and Class G common stock were convertible into an equivalent number of shares of Class A common stock and generally converted into shares of Class A common stock upon Transfer, as defined below. Class F common stock was convertible at the option of the holder at any time upon written notice to the transfer agent of the corporation and was automatically convertible upon Transfer. Class G common stock was not convertible at the option of the holder and was only automatically convertible upon Transfer.
Transfer is defined as any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such share or any legal or beneficial interest in such share, whether or not for value and whether voluntary or involuntary or by operation of law.
As of December 31, 2021, there were 35.0 million shares and 31.7 million shares of Class A and Class B common stock issued and outstanding, respectively. As of December 31, 2020, there were 15.1 million shares and 33.8 million shares of Class A and Class F common stock issued and outstanding, respectively, and no shares of Class G common stock issued and outstanding.
On November 8, 2021, the Company completed its IPO, in which the Company sold 8.3 million shares of its Class A common stock, which includes the exercise in full of the underwriters’ option to purchase 1.1 million shares of Class A common stock, at a public offering price of $18.00 per share. The net proceeds to the Company from the IPO were $140.0 million after deducting underwriting discounts and commissions of $10.1 million. Additionally, the Company incurred offering costs of $5.2 million related to the IPO.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2020, the Company entered into a Class A Common Stock Purchase Agreement to sell shares of Class A common stock at $14.00 per share. The Company sold and issued approximately 3.9 million shares for gross proceeds of $54.3 million.
Common Stock Transfers and Repurchase — In February 2021, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 0.1 million shares of Class A common stock to an existing investor at $14.00 per share for an aggregate purchase price of $2.1 million. The price per share was equivalent to the estimated fair value of the Company’s common stock on December 31, 2020 as determined by its Board of Directors with the assistance of a third-party valuation specialist.
In January 2021, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 1.1 million shares of Class F common stock to an existing investor at $14.00 per share for an aggregate purchase price of $15.0 million. Upon consummation of the sale to the third party, the shares of Class F common stock were automatically converted into shares of Class A common stock on a 1:1 basis in accordance with the rights and preferences of the Class F common stock. The price per share was equivalent to the estimated fair value of the Company’s common stock on December 31, 2020 as determined by its Board of Directors with the assistance of a third-party valuation specialist.
Also in January 2021, the Company entered into a repurchase agreement with the CEO to repurchase approximately 0.9 million shares of Class F common stock at $14.00 per share for an aggregate purchase price of $12.4 million.
In December 2020, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 0.5 million shares of Class F common stock to a third party at $14.00 per share for an aggregate purchase price of $7.7 million. Upon consummation of the sale to the third party, the 0.5 million shares of Class F common stock were automatically converted into shares of Class A common stock on a 1:1 basis in accordance with the rights and preferences of the Class F common stock. No compensation expense was recorded on this transaction as management concluded that it was not a mechanism to provide compensation to employees, but rather an arms-length transaction between willing buyers and willing sellers, at a price per share determined by a third party.
In February 2020, four new investors led an offer to purchase approximately 1.7 million shares of Class A common stock from existing employees and service providers that hold common stock and vested options at a price of $14.00 per share for an aggregate purchase price of $23.8 million. The transaction was initiated by, and the purchase price was set by, the new investors. No compensation expense was recorded on the transaction as management concluded that it was not a mechanism to provide compensation to employees, but rather an arms-length transaction between willing buyers and willing sellers, at a price per share determined by a third party.
Common Shares Reserved for Future Issuance
The Company had reserved the following shares of Class A common stock for future issuance:

(in thousands)
As of December 31,	2021	2020
Shares outstanding from stock options and restricted stock units	10,261	10,060
Shares reserved for Series A redeemable convertible preferred stock	—	7,687
Shares reserved for Class F common stock	—	33,783
Shares available for future equity award grants	3,679	461
Shares available for future ESPP offerings	841	—
Total shares reserved	14,781	51,991

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plans — In 2012, the Company’s Board of Directors approved the adoption of the 2012 Equity Incentive Plan (the 2012 Plan). In October 2021, the Company’s Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the 2021 Plan) and the termination of the 2012 Plan, both of which became effective in connection with the Company’s IPO completed on November 8, 2021.
The 2021 Plan has an initial authorization to grant share-based awards for up to 4.1 million shares of Class A common stock, and additionally provides that any shares subject to outstanding awards under the 2012 Plan that are terminated, expire, are forfeited due to a failure to vest, are reacquired or withheld to satisfy a tax withholding obligation or to satisfy the purchase price or exercise price of a stock award will be added to the 2021 Plan and made available for future issuance. The termination of the 2012 Plan had no impact on the terms of outstanding awards under that plan. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting January 1, 2023 and ending on and including January 1, 2031, in an amount equal to five percent (5%) of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase.
The 2021 Plan and the predecessor 2012 Plan (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, non-employee directors and consultants of the Company. Options to purchase Class A common stock granted under the Plans continue to vest until the last day of employment and generally will vest 25% in the first year and monthly thereafter (for a total vesting period of 4 years), and expire 10 years from the date of grant. Class A common stock awards are generally issued to officers, directors, employees and consultants, and vest according to an award-specific schedule as approved by the Board of Directors.
The exercise price of incentive stock options granted under the Plans must be at least equal to 100% of the fair market value of the Company’s Class A common stock at the date of grant, as determined by the Board of Directors. The exercise price must not be less than 110% of the fair market value of the Company’s Class A common stock at the date of grant for incentive stock options granted to an employee that owns greater than 10% of the Company stock.
A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2020	8,694	$6.70	6.7	$63.5
Granted	1,083	$17.10
Exercised	(2,322)	$4.70
Cancelled/forfeited	(1,012)	$8.89
Balance as of December 31, 2021	6,443	$8.84	6.5	$45.3
Vested and exercisable as of December 31, 2021	4,122	$6.17	5.4	$38.7
The weighted-average grant-date fair value of options granted during 2021, 2020 and 2019 was $9.60, $6.28 and $4.52 per share, respectively. The intrinsic value of options exercised was $30.0 million, $25.9 million and $3.7 million during 2021, 2020 and 2019, respectively.
Total unrecognized compensation cost related to non-vested stock options granted under the Plans was $15.1 million as of December 31, 2021, with the cost expected to be recognized over a weighted-average period of 2.8 years.
The Company estimates the fair values of options awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs, including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the expected term of options using the simplified method described in Staff Accounting Bulletin Topic 14, as amended, as it does not have sufficient historical experience for determining the expected term of the awards granted. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The expected dividend yield was 0% as the Company has not paid, and does not expect to pay, cash dividends. For awards granted prior to the IPO, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s Class A common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of Class A common stock; (ii) the rights and preferences of Redeemable Convertible Preferred Stock compared to Class A common stock; (iii) the lack of marketability of Class A common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an IPO or a sale of the Company, given prevailing market conditions.
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

Year Ended December 31,	2021	2020	2019
Expected volatility	53.7%	52.2%	50.3%
Expected term (in years)	6.0	6.1	6.0
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.1%	0.6%	1.8%
The Company modified the terms of approximately 0.7 million, 1.0 million and 0.4 million stock options, respectively, in connection with various termination agreements during 2021, 2020 and 2019. These modifications resulted in additional stock-based compensation expense of $0.4 million, $0.2 million and $0.1 million, respectively, which was fully recognized at the modification date and included within research and development, sales and marketing and general and administrative expense in the consolidated statement of operations.
In March 2021, the Company entered into an Option Cancellation Agreement with a former member of its Board of Directors and his affiliated entity, pursuant to which the Company cancelled options to purchase an aggregate of 0.2 million shares of Class A common stock. The total consideration paid for the option cancellation was $2.4 million, of which $1.0 million was recognized as compensation expense for the excess amount paid over the purchase-date fair market value of the options.
In August 2019, the Company entered into an Option Cancellation Agreement with a former member of its Board of Directors and his affiliated entity, pursuant to which the Company cancelled an option to purchase 0.1 million shares of Class A common stock held by Camelot Financial Capital Management LLC for consideration equal to $10.20 per share, minus the exercise price for the shares underlying such option. The total consideration paid to Camelot Financial Capital Management LLC was $0.8 million.
Performance-based Options — Under the Plans, the Company granted certain key employees performance-based stock options of 2.0 million shares in June 2018 to incentivize their performance and retention. Subject to the employees’ continued employment with the Company, the performance-based stock options would fully vest in the first quarter of 2021 if certain performance metrics were achieved in 2020. Performance metrics included both financial performance and non-financial performance. For awards that included a performance condition, compensation expense was recognized when the performance condition was probable of being achieved, at which time the cumulative compensation expense from the grant date would be recognized. As of the grant date, the options were valued using the Black-Scholes-Merton option-pricing model based on the consistent assumption used for the options issued to employees of the Company As of December 31, 2020, the Company had no performance-based stock options outstanding as the Company determined that the performance metrics were unlikely to be met and the stock options were canceled during 2020, with the compensation cost associated with unvested options reversed. The Company recorded $(0.6) million and $0.6 million of stock-based compensation expense (credit) associated with performance-based options in 2020 and 2019, respectively.
Restricted Stock Units — The Plans also provide for the issuance of RSUs of the Company’s common stock to eligible participants. During 2020, the Company began issuing RSUs to certain employees and directors under the 2012 Plan. These RSUs are subject to service-based vesting conditions. The service-based vesting condition is generally satisfied over four years.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2020	1,366	$12.68
Granted	3,495	$19.44
Vested	(647)	$15.66
Forfeited	(396)	$15.41
Nonvested as of December 31, 2021	3,818	$18.07
The total fair value of shares that vested under RSUs was $12.2 million and $1.0 million during 2021 and 2020, respectively.
Unrecognized compensation cost related to RSUs was $64.9 million as of December 31, 2021, with these costs expected to be recognized over a weighted-average period of approximately 3.4 years.
Employee Stock Purchase Plan — The Company sponsors an ESPP which became effective in connection with the Company’s IPO completed on November 8, 2021. The ESPP allows eligible employees to buy shares of the Company’s Class A common stock at a 15% discount of the stock’s market value on defined dates. The ESPP authorizes the issuance of 0.8 million shares of the Company’s Class A common stock under purchase rights granted to eligible employees, with automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. There were no shares of the Company’s Class A common stock purchased under the ESPP through December 31, 2021. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million during 2021. Unrecognized compensation cost related to the ESPP was $11.9 million as of December 31, 2021, with these costs expected to be recognized over a period of 2 years through the end of the initial offering period. The impact of forfeitures under the ESPP are recognized as forfeitures occur.
The fair value of purchase rights granted under the ESPP were determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2021
Expected volatility	49.8%
Expected term (in years)	1.4
Expected dividend yield	0%
Risk-free interest rate	0.4%
Stock-Based Compensation — The Company recognized stock-based compensation expense under the Plans and ESPP as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Research and development	$6.8	$3.1	$2.2
Sales and marketing	5.8	1.9	1.2
General and administrative	5.3	1.4	1.6
Total	$17.9	$6.4	$5.0
In addition, stock-based compensation of $3.3 million, $1.6 million and $1.1 million was capitalized related to software development costs in 2021, 2020 and 2019, respectively.
The Company did not recognize any tax benefit for stock-based compensation arrangements in 2021 due to the establishment of a valuation allowance. The Company recognized tax benefits for stock-based compensation arrangements of $4.7 million and $0.3 million in 2020 and 2019, including excess tax benefits of $3.7 million and an immaterial amount, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.Income Taxes
Income (loss) before the provision for (benefit from) income taxes consisted of the following:

(in millions)
Year Ended December 31,	2021	2020	2019
Domestic	$(35.0)	$1.9	$27.8
Foreign	(2.7)	(1.0)	0.1
Total	$(37.7)	$0.9	$27.9
The components of the provision for (benefit from) income taxes are as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Current:
Federal	$—	$(0.1)	$1.5
State	0.7	0.3	0.1
Foreign	—	—	0.1
Total	0.7	0.2	1.7
Deferred:
Federal	4.9	(4.0)	1.5
State	(0.2)	(0.6)	0.5
Foreign	(0.6)	—	—
Total	4.1	(4.6)	2.0
Provision for (benefit from) income taxes	$4.8	$(4.4)	$3.7
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Tax at federal statutory rate	$(7.9)	$0.4	$5.9
Permanent items	—	0.5	0.3
Foreign rate differential	(0.2)	0.2	—
Stock-based compensation	(2.0)	(3.1)	0.5
Tax credits	(5.6)	(4.9)	(4.5)
Change in valuation allowance	15.1	1.1	1.8
Tax contingency and interest	1.9	1.1	(0.2)
State taxes	(0.4)	0.1	0.3
Non-deductible contingent consideration	4.1	—	—
Other	(0.2)	0.2	(0.4)
Tax at effective tax rate	$4.8	$(4.4)	$3.7
The valuation allowance increased by $15.1 million in 2021, mainly attributable to corresponding changes in deferred tax assets, primarily certain federal and state tax credits and net operating loss carryforwards.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows:

(in millions)
As of December 31,	2021	2020
Deferred tax assets:
Accruals and reserves	$0.6	$0.9
Federal and state tax credits	17.9	13.7
Stock-based compensation	3.3	1.8
Net operating loss carryforwards	13.5	8.3
Lease liability	3.7	3.8
Other	1.2	0.3
Total gross deferred tax assets	40.2	28.8
Deferred tax liabilities:
Prepaid expense and other	(1.3)	(0.1)
Right-of-use asset	(3.5)	(3.6)
Basis difference for fixed assets and intangibles	(14.8)	(15.2)
Total gross deferred tax liabilities	(19.6)	(18.9)
Valuation allowance for deferred tax assets	(22.4)	(7.3)
Net deferred tax asset (liability)	$(1.8)	$2.6
As of December 31, 2021, the Company has federal net operating loss carryforwards of $54.2 million, of which $13.1 million, if not utilized, will begin to expire in 2033, and the remaining $41.1 million can be carried forward indefinitely. As of December 31, 2021, the Company has state net operating loss carryforwards of $39.6 million. The majority of state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2032.
In addition, as of December 31, 2021, the Company has $13.7 million and $12.6 million of California and federal research and development credit carryforwards, respectively. The California credits can be carried forward indefinitely. The federal credits will start to expire in 2037.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on the Company’s ongoing assessment of all available evidence, both positive and negative, including consideration of the Company’s historical profitability and the estimated impact of its operating model on future profitability, the Company concluded that it was more likely than not that its U.S. deferred tax assets in excess of deferred tax liabilities would not be realized. Accordingly, the Company recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2021. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.
A reconciliation of unrecognized tax benefits, excluding accrued interest and penalties, are as follows:

(in millions)
Year Ended December 31,	2021	2020	2019
Balance at the beginning of the year	$6.3	$4.8	$4.4
Increases related to prior year tax positions	0.6	0.3	0.4
Decreases related to prior year tax positions	—	(0.1)	—
Expiration of statute of limitations	—	(0.1)	(1.3)
Current year increases	1.5	1.4	1.3
Balance at the end of the year	$8.4	$6.3	$4.8

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties were not material for 2021 and 2019. The Company accrued $0.1 million for interest and penalties on its uncertain tax positions for 2020. Unrecognized tax benefits of $0.4 million, as well as accrued interest and penalties, would affect the Company’s provision for income taxes if recognized. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s tax years for 2013 and forward are subject to examination by the U.S. tax authorities due to certain acquired attribute carryforwards. The Company’s tax years for 2013 and forward are subject to examination by various state tax authorities due to certain acquired attribute carryforwards.
13.Net Income (Loss) Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. The impact of early exercised share options on basic and diluted EPS was immaterial for 2021, 2020 and 2019.
Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted EPS is computed by dividing income (loss) attributable to common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to common stockholders:

(in millions, except per share amounts)
Year Ended December 31,	2021	2020	2019
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(42.5)	$5.3	$24.2
Denominator:
Weighted-average shares of common stock – basic	51.9	44.3	42.1
Effect of dilutive stock options and restricted stock units	—	4.3	4.5
Effect of potentially dilutive Series A redeemable convertible preferred stock	—	7.7	7.7
Weighted-average shares of common stock – diluted	51.9	56.3	54.3
Earnings (loss) per share attributable to common stockholders:
Basic	$(0.82)	$0.12	$0.57
Diluted	$(0.82)	$0.09	$0.45
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock, as well as of Class F stock prior to the Company’s IPO, are identical, except with respect to voting and conversion. See Note 11 – Stockholders’ Equity for further discussion. As the liquidation and dividend rights are identical for Class A, Class B and predecessor Class F common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income (loss) attributable to common stockholders will be the same for Class A, Class B and the predecessor Class F common stock on an individual or combined basis.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following common stock equivalents were excluded from the computation of diluted earnings (loss) per share for the periods presented because including them would have been antidilutive:

(in millions)
Year Ended December 31,	2021	2020	2019
Shares subject to outstanding stock options and restricted stock units	5.0	2.0	2.5
Employee stock purchase plan	0.6	—	—
14.Employee Benefit Plan
The Company sponsors a 401(k) savings plan (the Savings Plan). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s current policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $3.5 million, $2.7 million and $2.3 million during 2021, 2020 and 2019, respectively.
15.Related Party Transactions
During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued Notes with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and were scheduled to mature in 2026. In the event of a deemed liquidation event or initial public offering while the Notes remained outstanding, the Company was required to repay the Notes in an amount equal to the outstanding principal and any unpaid accrued interest, to the extent there are proceeds available after payment of senior obligations. In November 2021, in connection with the Company’s IPO, the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes. See Note 7 – Debt for further discussion on the Notes. Additionally, see Note 10 – Redeemable Convertible Preferred Stock and Note 11 – Stockholders’ Equity for discussion on certain equity and options-related transactions with a former member of the Company’s Board of Directors and his affiliated entity, as well as with the Company’s CEO. There were no other material related party transactions during 2021, 2020 or 2019.
******

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Company, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, believes that the Company’s disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services.
The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the Proxy Statement for our 2022 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
4.1	Description of Securities of the Registrant.	Filed herewith
10.1	Investors’ Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated January 30, 2015.	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.2	Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 19, 2015.	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.3	Second Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated August 26, 2015.	Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.4	Third Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 29, 2016.	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.5	Amendment No. 4 to the Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated April 7, 2020.	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.6	Side Letter, by and among entities affiliated with iGlobe Partners and the Registrant, dated November 26, 2020.	Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.7	Side Letter, by and between Innovius Capital Sirius I L.P. and the Registrant, dated July 17, 2020.	Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.8	Side Letter Amendment Agreement, by and between Innovius Capital Sirius I, L.P. and the Registrant, dated October 19, 2021.	Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.9	Amended and Restated Senior Secured Credit Facilities Credit Agreement between Silicon Valley Bank and the Registrant, dated February 19, 2021, as amended by the First Amendment dated May 19, 2021.	Filed herewith
10.10
Second Amendment, dated March 15, 2022, to the Amended and Restated Senior Secured Credit Facilities Credit Agreement between Silicon Valley Bank and the Registrant, dated February 19, 2021, as amended.
Filed herewith
10.11	Sublease Agreement between Yelp Inc. and the Registrant, dated April 27, 2021.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.12+	2012 Equity Incentive Plan.	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.13+	Forms of Stock Option Agreement, Notice of Stock Option Grant, and Exercise Notice under the 2012 Equity Incentive Plan.	Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021

Exhibit Number	Description of Exhibit	Location
10.14+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan.	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.15+	2021 Equity Incentive Plan.	Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.16+	Forms of Notice of Stock Option Grant, Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.17+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.18+	2021 Employee Stock Purchase Plan.	Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.19+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.20+	Change of Control and Severance Policy.	Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.21+	Offer Letter, by and between Tim Chen and the Registrant, dated June 25, 2021.	Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.22+	Offer Letter, by and between Lauren StClair and the Registrant, dated November 23, 2020.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.23+	Offer Letter, by and between John Caine and the Registrant, dated November 19, 2021.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed December 14, 2021
10.24+	Offer Letter, by and between Kelly Gillease and the Registrant, dated July 5, 2018.	Filed herewith
10.25+	Separation Agreement, by and between Laura Onopchenko and the Registrant, dated April 2, 2020.	Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
21.1	Subsidiaries of the Registrant.	Filed herewith
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**

Exhibit Number	Description of Exhibit	Location
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	**
_____________
+       Indicates a management contract or compensatory plan.
*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
**    Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(b) Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2022.

NERDWALLET, INC.

By:	/s/ Tim Chen
Tim Chen
Chief Executive Officer

By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Chen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 24, 2022
Tim Chen

/s/ Lauren StClair	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 24, 2022
Lauren StClair

/s/ Jennifer Ceran	Director	March 24, 2022
Jennifer Ceran

/s/ Lynne Laube	Director	March 24, 2022
Lynne Laube

/s/ Thomas Loverro	Director	March 24, 2022
Thomas Loverro

/s/ James D. Robinson III	Director	March 24, 2022
James D. Robinson III