Form 10-Q
period 2022-03-31
NERDWALLET, INC.
filed 2022-05-03
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40994
NerdWallet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4180440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hawthorne Street, 11th Floor, San Francisco, California 94105
(Address of principal executive offices) (Zip code)
(415) 549-8913
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	NRDS	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 35,465,297 shares of Class A common stock and 31,685,652 shares of Class B common stock as of April 27, 2022.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
You should not rely on forward-looking statements as predictions or guarantees of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements are subject to risks, uncertainties and other factors described elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, and in our subsequent periodic filings with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2022	December 31, 2021
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$161.6	$167.8
Accounts receivable	72.5	57.6
Prepaid expenses and other current assets	19.2	17.4
Total current assets	253.3	242.8
Property, equipment and software — net	39.6	34.9
Goodwill	43.6	43.8
Intangibles — net	25.5	27.6
Right-of-use assets	13.3	13.9
Other assets	0.8	1.1
Total Assets	$376.1	$364.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5.2	$3.2
Accrued expenses and other current liabilities	41.5	32.1
Contingent consideration — current	30.5	30.5
Total current liabilities	77.2	65.8
Contingent consideration — noncurrent	28.1	24.2
Deferred tax liability — noncurrent	1.1	1.8
Other liabilities — noncurrent	14.3	14.7
Total liabilities	120.7	106.5
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock — $0.0001 par value per share — 5,000 shares authorized as of March 31, 2022 and December 31, 2021; zero shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value per share — 296,686 shares authorized as of March 31, 2022 and December 31, 2021; 67,138 and 66,722 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	340.2	331.6
Accumulated other comprehensive income	0.2	0.5
Accumulated deficit	(85.0)	(74.5)
Total stockholders’ equity	255.4	257.6
Total Liabilities and Stockholders’ Equity	$376.1	$364.1
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Revenue	$129.1	$90.0
Costs and Expenses:
Cost of revenue	7.7	6.5
Research and development	17.4	12.2
Sales and marketing	96.1	68.6
General and administrative	13.1	8.9
Change in fair value of contingent consideration related to earnouts	3.9	7.0
Total costs and expenses	138.2	103.2
Loss From Operations	(9.1)	(13.2)
Other expense:
Interest expense	(0.2)	(0.3)
Other losses, net	—	(0.1)
Total other expense	(0.2)	(0.4)
Loss before income taxes	(9.3)	(13.6)
Income tax provision (benefit)	1.2	(0.7)
Net Loss	$(10.5)	$(12.9)
Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.16)	$(0.27)
Diluted	$(0.16)	$(0.27)
Weighted-Average Shares Used in Computing Net Loss Per Share Attributable to Common Stockholders
Basic	66.9	48.5
Diluted	66.9	48.5

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	Three Months Ended March 31,
(in millions)	2022	2021
Net Loss	$(10.5)	$(12.9)
Other Comprehensive Loss:
Change in foreign currency translation	(0.3)	0.2
Comprehensive Loss	$(10.8)	$(12.7)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance at December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance at March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance at December 31, 2020	48,853	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon exercise of stock options	1,076	—	3.1			3.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	50	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(14)	—	(0.2)			(0.2)
Repurchase of stock options					(1.4)	(1.4)
Repurchase of Class A common stock	(30)	—			(0.4)	(0.4)
Repurchase of Class F common stock	(883)	—			(12.4)	(12.4)
Stock-based compensation			2.8			2.8
Other comprehensive income				0.2		0.2
Net loss					(12.9)	(12.9)
Balance at March 31, 2021	49,052	$—	$105.5	$0.8	$(44.8)	$61.5
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in millions)	2022	2021
Operating Activities:
Net loss	$(10.5)	$(12.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7.2	6.2
Stock-based compensation	6.5	2.3
Change in fair value of contingent consideration related to earnouts	3.9	7.0
Deferred taxes	(0.7)	(1.3)
Non-cash lease costs	0.7	1.9
Other, net	0.2	0.3
Changes in operating assets and liabilities:
Accounts receivable	(15.2)	(16.4)
Prepaid expenses and other assets	(1.6)	(1.1)
Accounts payable	1.3	(1.9)
Accrued expenses and other current liabilities	9.7	14.1
Operating lease liabilities	(0.3)	(2.1)
Other liabilities	0.4	0.3
Net cash provided by (used in) operating activities	1.6	(3.6)
Investing Activities:
Capitalized software development costs	(6.6)	(5.2)
Purchase of property and equipment	(1.9)	(0.2)
Net cash used in investing activities	(8.5)	(5.4)
Financing Activities:
Repurchase of Class A common stock	—	(0.4)
Repurchase of Class F common stock	—	(12.4)
Repurchase of stock options	—	(1.4)
Repurchase of Series A redeemable convertible preferred stock	—	(2.1)
Tax payments related to net-share settlements on restricted stock units	—	(0.2)
Proceeds from exercise of stock options	0.7	3.1
Payment of offering costs related to initial public offering	—	(0.4)
Net cash provided by (used in) financing activities	0.7	(13.8)
Net decrease in cash and cash equivalents	(6.2)	(22.8)
Cash and Cash Equivalents:
Beginning of period	167.8	83.4
End of period	$161.6	$60.6
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.6	$0.2
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	0.8	0.5
Offering costs related to initial public offering not yet paid	—	0.2
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$0.2	$—
Cash paid for interest	0.1	1.3
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$0.4	$2.3
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.The Company and Basis of Presentation
The Company — NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its subsidiaries (collectively, the Company) provide consumer-driven advice about personal finance through its platform by connecting individuals and small and mid-sized businesses (SMBs) with providers of financial products.
Basis of Presentation — The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, the accompanying condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
Significant Accounting Policies — During the three months ended March 31, 2022, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1 – The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted Accounting Pronouncements — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, establishing ASC Topic 326, and amended the guidance thereafter (ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost; the Company’s financial assets that are in the scope of ASC 326 includes the Company’s accounts receivable, certain financial instruments and contract assets. ASC 326 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. The Company adopted the provisions of ASC 326 as of January 1, 2022 (two years after the effective date for public business entities due to the Company’s election under its EGC status), and such adoption did not have an impact on the Company’s financial condition and results of operations within its condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), to address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The guidance in ASU 2021-08 states that an acquirer should recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2021-08 will be applied prospectively to any business combinations that occur during or after the fiscal year of adoption The Company adopted the provisions of ASU 2021-08 as of January 1, 2022, and such adoption did not have an impact on the Company’s financial condition and results of operations within its condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended March 31,
(in millions)	2022	2021
Credit cards	$45.2	$22.9
Loans	34.3	32.3
Other verticals	49.6	34.8
Total revenue	$129.1	$90.0
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $4.7 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively.
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of March 31, 2022
Assets:
Cash and cash equivalents — money market funds	$157.9	$—	$—	$157.9
Certificate of deposit	—	2.0	—	2.0
	$157.9	$2.0	$—	$159.9
Liabilities:
Contingent consideration	$—	$—	$58.6	$58.6

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2021
Assets:
Cash and cash equivalents — money market funds	$164.9	$—	$—	$164.9
Certificate of deposit	—	2.0	—	2.0
	$164.9	$2.0	$—	$166.9
Liabilities:
Contingent consideration	$—	$—	$54.7	$54.7
Level 3 liabilities consist entirely of contingent consideration, and the changes in fair value are as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$54.7	$36.5
Change in fair value, recognized in earnings	3.9	7.0
Balance at end of period	$58.6	$43.5

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the estimated contingent considerations are determined based on the Company’s evaluation of the probability and amount of earnout that will be achieved based on expected future performance by the acquired entity. The Monte Carlo simulation models simulated the applicable figures over the earnout periods to calculate the estimated earnout payments. These payments were then discounted to present value based on the expected payment dates of the contingent considerations. The weighted-average volatility was 51.0% and the weighted-average discount rate was estimated to be 9.5% at March 31, 2022. The weighted-average volatility was 45.5% and the weighted-average discount rate was estimated to be 9.0% at December 31, 2021.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $35.2 million and $32.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company capitalized $8.0 million and $5.8 million of software development costs, and recorded amortization expense of $4.9 million and $3.8 million, during the three months ended March 31, 2022 and 2021, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $2.9 million and $2.4 million, as of March 31, 2022 and December 31, 2021, respectively.
Other liabilities — noncurrent includes operating lease liabilities of $11.9 million and $12.7 million as of March 31, 2022 and December 31, 2021, respectively.
5.Commitments and Contingencies
Commitments and Other Financial Arrangements — The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of March 31, 2022, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Litigation and Other Legal Matters — The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any potential loss as of March 31, 2022 or December 31, 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Stockholders’ Equity
Equity Incentive Plans — The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, non-employee directors and consultants of the Company.
Stock Options — A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	6,443	$8.84	6.5	$45.3
Granted	725	$12.64
Exercised	(154)	$6.19
Cancelled/forfeited	(108)	$10.66
Balance as of March 31, 2022	6,906	$9.27	6.7	$25.5
Vested and exercisable as of March 31, 2022	4,197	$6.34	5.2	$24.1
For three months ended March 31, 2022, the weighted-average grant-date fair value of options granted was $6.49 per share, and the aggregate intrinsic value of options exercised was $1.2 million.
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

	Three Months Ended March 31,
	2022	2021
Expected volatility	51.9%	54.6%
Expected term (in years)	6.0	6.0
Expected dividend yield	0%	0%
Risk-free interest rate	2.4%	1.1%
Restricted Stock Units — A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	3,818	$18.07
Granted	559	$12.76
Vested	(262)	$16.70
Forfeited	(204)	$17.28
Nonvested as of March 31, 2022	3,911	$17.45
The total fair value of shares that vested under RSUs was $2.8 million during the three months ended March 31, 2022.
Employee Stock Purchase Plan — The Company recognized stock-based compensation related to the employee stock purchase plan (ESPP) of $1.3 million during the three months ended March 31, 2022. There were no shares of the Company’s Class A common stock purchased under the ESPP for the three months ended March 31, 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock-Based Compensation — The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Research and development	$2.6	$0.9
Sales and marketing	2.1	0.8
General and administrative	1.8	0.6
Total stock-based compensation	$6.5	$2.3
In addition, stock-based compensation of $1.4 million and $0.5 million was capitalized related to software development costs during the three months ended March 31, 2022 and 2021, respectively.
7.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. As of March 31, 2022, the Company has established a valuation allowance against its net U.S. deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Loss Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. There were no early exercised share options for the three months ended March 31, 2022, and the impact of early exercised share options on basic and diluted EPS was immaterial for the three months ended March 31, 2021.
The following table provides the basic and diluted per share computations for net loss attributable to common stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2022	2021
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(10.5)	$(12.9)
Denominator:
Weighted-average shares of common stock — basic and diluted	66.9	48.5
Loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.27)
Diluted	$(0.16)	$(0.27)
The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2022	2021
Shares subject to outstanding stock options and restricted stock units	7.5	7.0
ESPP	1.5	—
Series A redeemable convertible preferred stock	—	7.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
As a personal finance website and app, NerdWallet provides consumers with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom (UK) and Canada.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with the financial services partners on our platform during a given period. We had 22 million average MUUs for the three months ended March 31, 2022, which was down 3% compared to the three months ended March 31, 2021. We continue to see strong engagement in many of our verticals such as small and mid-size business (SMB) products and credit cards, but that was more than offset by abnormally high user engagement in our investing vertical in the prior-year period. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior, and our strategic marketing decisions.
Adjusted EBITDA
We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.
We define Adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest expense, net, provision (benefit) for income taxes, and further exclude (1) loss (gain) on impairment and on disposal of assets, (2) remeasurement of the embedded derivative in our previously outstanding long-term debt, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, and (6) acquisition-related costs.
The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount is not driven by core operating results and renders comparisons with prior periods less meaningful.

We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. However, the use of this non-GAAP measure has certain limitations because it does not reflect all items of income and expense that affect our operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Adjusted EBITDA does not reflect interest income (expense) and other gains (losses), net, which include unrealized and realized gains and losses on foreign currency exchange and the embedded derivative in our previously outstanding long-term debt, as well as certain nonrecurring gains (losses);
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment and amortization of intangible assets, and although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy; and
•Adjusted EBITDA does not include the impact of impairment of assets previously acquired, acquisition-related transaction expenses, contingent consideration fair value adjustments related to earnouts, and deferred compensation related to earnouts.
In addition, Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measure” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in millions)	2022	2021
Revenue	$129.1	$90.0
Costs and expenses:
Cost of revenue	7.7	6.5
Research and development(1)	17.4	12.2
Sales and marketing(1)	96.1	68.6
General and administrative(1)	13.1	8.9
Change in fair value of contingent consideration related to earnouts	3.9	7.0
Total costs and expenses	138.2	103.2
Loss from operations	(9.1)	(13.2)
Other expense:
Interest expense	(0.2)	(0.3)
Other losses, net	—	(0.1)
Total other expense	(0.2)	(0.4)
Loss before income taxes	(9.3)	(13.6)
Income tax provision (benefit)	1.2	(0.7)
Net loss	$(10.5)	$(12.9)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Research and development	$2.6	$0.9
Sales and marketing	2.1	0.8
General and administrative	1.8	0.6
Total stock-based compensation	$6.5	$2.3

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	6	7
Research and development	14	14
Sales and marketing	74	76
General and administrative	10	10
Change in fair value of contingent consideration related to earnouts	3	8
Total costs and expenses	107	115
Loss from operations	(7)	(15)
Other expense:
Interest expense	—	—
Other losses, net	—	—
Total other expense	—	—
Loss before income taxes	(7)	(15)
Income tax provision (benefit)	1	(1)
Net loss	(8%)	(14%)
Net loss decreased $2.4 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was attributable to a $39.1 million increase in revenue, partially offset by a $35.0 million increase in expenses, primarily driven by increases of $27.5 million in sales and marketing expense and $5.2 million in research and development, as we continued to invest in our business. Additionally, we had an income tax provision of $1.2 million for the three months ended March 31, 2022, as compared to an income tax benefit of $0.7 million for the three months ended March 31, 2021.
Revenue

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Credit cards	$45.2	$22.9	$22.3	97%
Loans	34.3	32.3	2.0	6%
Other verticals	49.6	34.8	14.8	43%
Total revenue	$129.1	$90.0	$39.1	43%
Revenue increased $39.1 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, with revenue increases across all product categories.
Credit cards revenue increased $22.3 million, or 97%, for the three months ended March 31, 2022, which we attribute to the overall macroeconomic recovery, the high-intent nature of our audience, and our deep alignment with partners to deliver quality matches.
Loans revenue increased $2.0 million, or 6%, for the three months ended March 31, 2022, primarily driven by a 78% increase in personal loans revenue reflecting strong consumer demand and more optimized user experience, as well as a 24% increase in student loans revenue despite continued federal government forbearance, partially offset by a 15% decrease in mortgages revenue due to the increasing interest rate environment.
Other verticals revenue increased $14.8 million, or 43%, for the three months ended March 31, 2022, primarily attributable to a 164% increase in SMB products revenue. The increase also included a 56% increase in banking revenue primarily due to the rising interest rate environment, partially offset by a 24% decrease in investing revenue primarily due to abnormally high user engagement in our investing vertical in the prior-year period.

Costs and Expenses

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Cost of revenue	$7.7	$6.5	$1.2	19%
Research and development	17.4	12.2	5.2	43%
Sales and marketing	96.1	68.6	27.5	40%
General and administrative	13.1	8.9	4.2	46%
Change in fair value of contingent consideration related to earnouts	3.9	7.0	(3.1)	(43%)
Total costs and expenses	$138.2	$103.2	$35.0	34%
Cost of revenue
Cost of revenue increased $1.2 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, attributable to a $1.2 million increase in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses increased $5.2 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily attributable to increases of $4.6 million in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth, and $0.5 million in software and technology costs related to our platform.
Sales and marketing expense
For the three months ended March 31, 2022 and 2021, our total sales and marketing expense was comprised of approximately 42% and 45% for brand marketing, respectively, and 35% and 30% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $27.5 million, or 40%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily attributable to increases of $13.2 million in performance marketing expenses and $9.5 million in brand marketing expenses, as well as higher organic and other marketing expenses, including a $4.4 million increase in personnel-related costs due to our efforts to grow and increase our user base.
General and administrative expense
General and administrative expenses increased $4.2 million, or 46%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily attributable to increases of $1.9 million in personnel-related costs mainly due to higher stock-based compensation and increased headcount, $1.1 million in director and officer liability insurance costs, and $0.7 million in professional and consulting services fees.
Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera, Inc. (Fundera) and Know Your Money (KYM) in 2020. The fair value of the estimated contingent considerations is subject to remeasurement at each reporting date until the payments are made. See Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements for further discussion regarding how we estimated the fair value of these contingent considerations.

Other expense, net

	Three Months Ended March 31,
(in millions)	2022	2021	$ Change	% Change
Interest expense	$(0.2)	$(0.3)	$0.1	(46%)
Other losses, net	—	(0.1)	0.1	NM
Other expense, net	$(0.2)	$(0.4)	$0.2	(54%)
Other expense, net decreased $0.2 million, or 54%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to lower interest expense and a prior-year loss related to the embedded derivative in our previously outstanding long-term debt.
Income tax provision (benefit)
We had an income tax provision of $1.2 million for the three months ended March 31, 2022, as compared to an income tax benefit of $0.7 million for the three months ended March 31, 2021. Our effective tax rate was (13.5%) and 4.8% for three months ended March 31, 2022 and 2021, respectively. Our effective tax rate for the three months ended March 31, 2022 was lower than the U.S. federal statutory income tax rate of 21% primarily due to higher capitalization of research and development expenses under new tax regulations effective in 2022 and a full valuation allowance recorded against our net U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory income tax rate of 21% primarily due to excess tax benefits related to stock-based compensation, and research and development credits, partially offset by non-deductible contingent consideration related to earnouts.
Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net loss, the most comparable GAAP financial measure, as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net loss	$(10.5)	$(12.9)
Depreciation and amortization	7.2	6.2
Interest expense, net	0.2	0.3
Income tax provision (benefit)	1.2	(0.7)
Other losses, net	—	0.1
Loss on impairment and on disposal of assets	—	0.3
Change in fair value of contingent consideration related to earnouts	3.9	7.0
Deferred compensation related to earnouts	0.4	0.5
Stock-based compensation	6.5	2.3
Acquisition-related expense	—	0.1
Adjusted EBITDA	$8.9	$3.2

Net loss margin	(8%)	(14%)
Adjusted EBITDA margin[1]	7%	4%
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a discussion of the decrease in net loss for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Adjusted EBITDA increased $5.7 million, or 179%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was attributable to a $39.1 million increase in revenue, partially offset by higher expenses, primarily driven by a $27.5 million increase in sales and marketing expense, as we continued to invest in our business.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from March 31, 2022) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $161.6 million and $167.8 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of March 31, 2022 is included in Note 5 – Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the three months ended March 31, 2022, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, the Company committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earn-out consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. Based on fair value measurements for these contingent consideration liabilities as of March 31, 2022 (see Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements), $30.5 million relates to amounts to be paid over the next twelve months and $28.1 million relates to amounts to be settled beyond the next twelve months.
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
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing. If necessary, we may borrow up to $100 million under our credit facility with Silicon Valley Bank and certain other lenders, subject to borrowing conditions. We had no outstanding balance on our credit facility as of March 31, 2022 or December 31, 2021. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of March 31, 2022 and December 31, 2021.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$1.6	$(3.6)
Net cash used in investing activities	(8.5)	(5.4)
Net cash provided by (used in) financing activities	0.7	(13.8)
Net decrease in cash and cash equivalents	$(6.2)	$(22.8)
Operating activities
Net cash provided by operating activities increased $5.2 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to a $2.4 million decrease in net loss, a $1.4 million decrease in net cash outflow from changes in operating assets and liabilities, and a $1.4 million increase in non-cash charges. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to increases of $3.2 million in accounts payable and $1.8 million in operating lease liabilities, and a $1.2 million decrease in accounts receivable, partially offset by a $4.4 million decrease in accrued expenses and other current liabilities. The increase in non-cash charges was primarily due to increases of $4.2 million in stock-based compensation, $1.0 million in depreciation and amortization, and $0.6 million in deferred taxes. These increases were partially offset by decreases of $3.1 million in the change in fair value of contingent consideration related to earnouts and $1.2 million in non-cash lease costs.
Investing activities
Net cash used in investing activities increased $3.1 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, due to increases of $1.7 million in purchases of property and equipment and $1.4 million in capitalized software development costs.
Financing activities
Net cash provided by financing activities increased $14.5 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to cash outflows in the prior-year period for repurchases of $12.4 million for Class F common stock, $2.1 million for Series A redeemable convertible preferred stock, and $1.4 million for stock options. The increase in cash provided by financing activities related to these prior-year repurchases were partially offset by a $2.4 million decrease in proceeds from exercises of stock options.
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
During the three months ended March 31, 2022, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Note 1 – The Company and Basis of Presentation in the notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the three months ended March 31, 2022, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with any certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 5 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our subsequent periodic filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1
Second Amendment, dated March 15, 2022, to the Amended and Restated Senior Secured Credit Facilities Credit Agreement between Silicon Valley Bank and the Registrant, dated February 19, 2021, as amended.
Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (No. 001-40994) filed March 24, 2022
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
_____________
*    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NERDWALLET, INC.

Date:	May 3, 2022	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer