Form 10-Q
period 2022-06-30
NERDWALLET, INC.
filed 2022-08-05
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,033,701 shares of Class A common stock and 31,685,652 shares of Class B common stock as of July 28, 2022.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our ability to navigate macroeconomic challenges such as market volatility, inflation and an increasing interest rate environment;
•our expectations regarding the benefits of our acquisition of On the Barrelhead, including expected accretive contributions to our revenue and adjusted EBITDA;
•our ability to successfully integrate On the Barrelhead and achieve our expected synergies from this acquisition;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2022	December 31, 2021
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$125.8	$167.8
Accounts receivable	76.1	57.6
Prepaid expenses and other current assets	20.8	17.4
Total current assets	222.7	242.8
Property, equipment and software — net	43.5	34.9
Goodwill	43.2	43.8
Intangibles — net	23.3	27.6
Right-of-use assets	12.6	13.9
Other assets	0.7	1.1
Total Assets	$346.0	$364.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6.2	$3.2
Accrued expenses and other current liabilities	34.2	32.1
Contingent consideration — current	29.9	30.5
Total current liabilities	70.3	65.8
Contingent consideration — noncurrent	—	24.2
Deferred tax liability — noncurrent	0.4	1.8
Other liabilities — noncurrent	11.8	14.7
Total liabilities	82.5	106.5
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock — $0.0001 par value per share — 5,000 shares authorized as of June 30, 2022 and December 31, 2021; zero shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value per share — 296,686 shares authorized as of June 30, 2022 and December 31, 2021; 68,637 and 66,722 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	358.6	331.6
Accumulated other comprehensive income (loss)	(0.8)	0.5
Accumulated deficit	(94.3)	(74.5)
Total stockholders’ equity	263.5	257.6
Total Liabilities and Stockholders’ Equity	$346.0	$364.1
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$125.2	$91.6	$254.3	$181.6
Costs and Expenses:
Cost of revenue	8.2	7.3	15.9	13.8
Research and development	20.1	14.8	37.5	27.0
Sales and marketing	88.8	82.6	184.9	151.2
General and administrative	15.3	8.9	28.4	17.8
Change in fair value of contingent consideration related to earnouts	1.8	0.7	5.7	7.7
Total costs and expenses	134.2	114.3	272.4	217.5
Loss From Operations	(9.0)	(22.7)	(18.1)	(35.9)
Other income (expense), net:
Interest income	0.1	—	0.1	—
Interest expense	(0.2)	(0.4)	(0.4)	(0.7)
Other gains, net	—	1.3	—	1.2
Total other income (expense), net	(0.1)	0.9	(0.3)	0.5
Loss before income taxes	(9.1)	(21.8)	(18.4)	(35.4)
Income tax provision (benefit)	0.2	(7.9)	1.4	(8.6)
Net Loss	$(9.3)	$(13.9)	$(19.8)	$(26.8)
Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.14)	$(0.28)	$(0.29)	$(0.55)
Diluted	$(0.14)	$(0.28)	$(0.29)	$(0.55)
Weighted-Average Shares Used in Computing Net Loss Per Share Attributable to Common Stockholders
Basic	67.4	49.3	67.2	48.8
Diluted	67.4	49.3	67.2	48.8

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net Loss	$(9.3)	$(13.9)	$(19.8)	$(26.8)
Other Comprehensive Income (Loss):
Change in foreign currency translation	(1.0)	—	(1.3)	0.2
Comprehensive Loss	$(10.3)	$(13.9)	$(21.1)	$(26.6)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance as of March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4
Issuance of Class A common stock upon exercise of stock options	629	—	3.6			3.6
Issuance of Class A common stock pursuant to settlement of restricted stock units	400	—				—
Issuance of Class A common stock under Employee Stock Purchase Plan	470	—	3.2			3.2
Stock-based compensation			11.6			11.6
Other comprehensive loss				(1.0)		(1.0)
Net loss					(9.3)	(9.3)
Balance as of June 30, 2022	68,637	$—	$358.6	$(0.8)	$(94.3)	$263.5

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2020	48,853	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon exercise of stock options	1,076	—	3.1			3.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	50	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(14)	—	(0.2)			(0.2)
Repurchase of stock options					(1.4)	(1.4)
Repurchase of Class A common stock	(30)	—			(0.4)	(0.4)
Repurchase of Class F common stock	(883)	—			(12.4)	(12.4)
Stock-based compensation			2.8			2.8
Other comprehensive income				0.2		0.2
Net loss					(12.9)	(12.9)
Balance as of March 31, 2021	49,052	$—	$105.5	$0.8	$(44.8)	$61.5
Issuance of Class A common stock upon exercise of stock options	436	—	2.7			2.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	166	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(41)	—	(0.8)			(0.8)
Repurchase of Class A common stock	(11)	—			(0.1)	(0.1)
Stock-based compensation			5.1			5.1
Net loss					(13.9)	(13.9)
Balance as of June 30, 2021	49,602	$—	$112.5	$0.8	$(58.8)	$54.5
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in millions)	2022	2021
Operating Activities:
Net loss	$(19.8)	$(26.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14.8	12.8
Stock-based compensation	16.2	6.5
Change in fair value of contingent consideration related to earnouts	5.7	7.7
Deferred taxes	(1.3)	(9.2)
Non-cash lease costs	1.3	3.8
Other, net	0.5	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	(19.3)	(17.6)
Prepaid expenses and other assets	(3.1)	(4.3)
Accounts payable	2.0	(0.3)
Accrued expenses and other current liabilities	2.4	14.2
Payment of contingent consideration	(11.5)	—
Operating lease liabilities	(0.9)	(4.2)
Other liabilities	(1.4)	0.4
Net cash used in operating activities	(14.4)	(18.1)
Investing Activities:
Capitalized software development costs	(13.0)	(10.4)
Purchase of property and equipment	(2.9)	(0.4)
Net cash used in investing activities	(15.9)	(10.8)
Financing Activities:
Payment of contingent consideration	(19.0)	—
Payment of offering costs related to initial public offering	—	(1.9)
Proceeds from exercise of stock options	4.3	5.8
Issuance of Class A common stock under Employee Stock Purchase Plan	3.2	—
Repurchase of Class A common stock	—	(0.5)
Repurchase of Class F common stock	—	(12.4)
Repurchase of stock options	—	(1.4)
Repurchase of Series A redeemable convertible preferred stock	—	(2.1)
Tax payments related to net-share settlements on restricted stock units	—	(1.0)
Net cash used in financing activities	(11.5)	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net decrease in cash and cash equivalents	(42.0)	(42.3)
Cash and Cash Equivalents:
Beginning of period	167.8	83.4
End of period	$125.8	$41.1
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$1.2	$0.3
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	0.5	1.3
Offering costs related to initial public offering not yet paid	—	0.6
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$2.0	$0.3
Cash paid for interest	0.1	1.5
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.3	$4.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.The Company and Basis of Presentation
The Company — NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its wholly-owned subsidiaries (collectively, the Company) provide consumer-driven advice about personal finance through its platform by connecting individuals and small and mid-sized businesses (SMBs) with providers of financial products.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
Acquisition of On the Barrelhead, Inc. — On June 23, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and SMBs with credit-driven product recommendations. Under the terms of the Merger Agreement, the aggregate consideration to be paid by the Company to acquire all of the equity interests in OTB, subject to customary adjustments (the Purchase Price), was to consist of approximately $70 million in cash and approximately 4.9 million shares of the Company’s Class A common stock (the Stock Consideration). The Company recognized acquisition-related expenses of $2.2 million for the three and six months ended June 30, 2022 which are included in general and administrative expense on the Company’s condensed consolidated statements of operations. See Note 9 — Subsequent Event for further discussion.
Significant Accounting Policies — During the six months ended June 30, 2022, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1 – The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
In October 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), to address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The guidance in ASU 2021-08 states that an acquirer should recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2021-08 will be applied prospectively to any business combinations that occur during or after the fiscal year of adoption. The Company adopted the provisions of ASU 2021-08 as of January 1, 2022, and such adoption did not have an impact on the Company’s financial condition and results of operations within its condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Credit cards	$54.6	$29.9	$99.8	$52.8
Loans	24.0	32.3	58.3	64.6
Other verticals	46.6	29.4	96.2	64.2
Total revenue	$125.2	$91.6	$254.3	$181.6
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $5.0 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively.
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of June 30, 2022
Assets:
Cash and cash equivalents — money market funds	$123.0	$—	$—	$123.0
Certificate of deposit	—	2.0	—	2.0
	$123.0	$2.0	$—	$125.0
Liabilities:
Contingent consideration	$—	$—	$29.9	$29.9

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2021
Assets:
Cash and cash equivalents — money market funds	$164.9	$—	$—	$164.9
Certificate of deposit	—	2.0	—	2.0
	$164.9	$2.0	$—	$166.9
Liabilities:
Contingent consideration	$—	$—	$54.7	$54.7
Level 3 liabilities consist entirely of contingent consideration, and the changes in fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance as of beginning of period	$58.6	$43.5	$54.7	$36.5
Payment	(30.5)	—	(30.5)	—
Change in fair value, recognized in earnings	1.8	0.7	5.7	7.7
Balance as of end of period	$29.9	$44.2	$29.9	$44.2

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the estimated contingent considerations are determined based on the Company’s evaluation of the probability and amount of earnout that will be achieved based on expected future performance by the acquired entity. The Monte Carlo simulation models simulated the applicable figures over the earnout periods to calculate the estimated earnout payments. These payments were then discounted to present value based on the expected payment dates of the contingent considerations. The weighted-average volatility was 57.5% and the weighted-average discount rate was estimated to be 11.0% as of June 30, 2022. The weighted-average volatility was 45.5% and the weighted-average discount rate was estimated to be 9.0% as of December 31, 2021.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $38.7 million and $32.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company capitalized $8.9 million and $16.9 million of software development costs during the three and six months ended June 30, 2022, respectively, and $6.1 million and $11.9 million during the three and six months ended June 30, 2021, respectively. The Company recorded amortization expense related to capitalized software development costs of $5.4 million and $10.3 million during the three and six months ended June 30, 2022, respectively, and $4.0 million and $7.8 million during the three and six months ended June 30, 2021, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $3.0 million and $2.4 million, as of June 30, 2022 and December 31, 2021, respectively.
Other liabilities — noncurrent includes operating lease liabilities of $11.2 million and $12.7 million as of June 30, 2022 and December 31, 2021, respectively.
5.Commitments and Contingencies
Commitments and Other Financial Arrangements — The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of June 30, 2022, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. On July 7, 2022, the Company borrowed $70.0 million under the Company’s existing credit facility with Silicon Valley Bank as administrative agent to finance the cash portion of the Purchase Price for the acquisition of OTB. See Note 9 — Subsequent Event for further discussion.
Litigation and Other Legal Matters — The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any potential loss as of June 30, 2022 or December 31, 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Stockholders’ Equity
Equity Incentive Plans — The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, non-employee directors and consultants of the Company. At the Company’s 2022 annual meeting of stockholders on May 25, 2022, the stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the aggregate number of shares of Class A common stock reserved for issuance thereunder by 8.0 million shares.
Stock Options — A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	6,443	$8.84	6.5	$45.3
Granted	725	$12.64
Exercised	(783)	$5.64
Cancelled/forfeited	(218)	$10.31
Balance as of June 30, 2022	6,167	$9.64	6.8	$8.3
Vested and exercisable as of June 30, 2022	3,897	$7.18	5.6	$8.3
The weighted-average grant-date fair value of options granted was $6.49 per share during the six months ended June 30, 2022. The aggregate intrinsic value of options exercised was $4.1 million during the six months ended June 30, 2022.
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

	Six Months Ended June 30,
	2022	2021
Expected volatility	51.9%	54.5%
Expected term (in years)	6.0	6.0
Expected dividend yield	0%	0%
Risk-free interest rate	2.4%	1.1%
Restricted Stock Units — A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	3,818	$18.07
Granted	3,439	$11.59
Vested	(662)	$16.52
Forfeited	(550)	$16.62
Nonvested as of June 30, 2022	6,045	$14.64
The total fair value of shares that vested under RSUs was $7.6 million during the six months ended June 30, 2022.
Employee Stock Purchase Plan — The Company recognized stock-based compensation related to the Employee Stock Purchase Plan (ESPP) of $2.6 million and $3.9 million during the three and six months ended June 30, 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock-Based Compensation — The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Research and development	$3.6	$1.5	$6.2	$2.4
Sales and marketing	3.6	1.5	5.7	2.3
General and administrative	2.5	1.2	4.3	1.8
Total stock-based compensation	$9.7	$4.2	$16.2	$6.5
In addition, stock-based compensation capitalized related to software development costs was $1.9 million and $0.9 million during the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively.
7.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. As of June 30, 2022, the Company has established a valuation allowance against its net U.S. deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Loss Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. There were no early exercised share options for the three and six months ended June 30, 2022, and the impact of early exercised share options on basic and diluted EPS was immaterial for the three and six months ended June 30, 2021.
The following table provides the basic and diluted per share computations for net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(9.3)	$(13.9)	$(19.8)	$(26.8)
Denominator:
Weighted-average shares of common stock — basic and diluted	67.4	49.3	67.2	48.8
Loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.28)	$(0.29)	$(0.55)
Diluted	$(0.14)	$(0.28)	$(0.29)	$(0.55)
The following common stock equivalents were excluded from the computation of diluted loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Shares subject to outstanding stock options and restricted stock units	10.7	5.1	9.1	5.3
ESPP	2.0	—	1.8	—
Series A redeemable convertible preferred stock	—	7.6	—	7.6

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9.Subsequent Event
Acquisition of On the Barrelhead, Inc.
On July 7, 2022, the Company borrowed $70.0 million under the Company’s existing credit facility with Silicon Valley Bank as administrative agent to finance the cash portion of the Purchase Price for the acquisition of OTB. Interest on the borrowing is incurred at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), plus a margin of 2.75%, equating to 4.54% as of July 7, 2022.
On July 11, 2022, the Company completed the acquisition of OTB for a preliminary acquisition date purchase consideration consisting of approximately $70 million in cash consideration and 4.9 million shares of the Company’s Class A common stock for Stock Consideration. The preliminary cash consideration includes approximately $12 million of cash which is held in escrow for the settlement of certain customary representations, warranties, agreements and covenants. The aggregate fair value of the Stock Consideration was approximately $43 million based on the closing price of the Company’s Class A common stock on the acquisition date. Half of the Stock Consideration is subject to a lockup arrangement whereby such shares may not be sold or otherwise transferred prior to expiration of the 24-month period following the acquisition date. The final Purchase Price will be subject to customary closing adjustments, including for transaction expenses, indebtedness, cash and working capital.
Concurrently with the closing of the acquisition, the Company provided employment offer letters to OTB’s employees, including compensatory retention agreements with the co-founders of OTB which could result in up to $15.0 million of cash awards. Cash awards under these retention agreements are payable in equal installments on the first, second and third anniversary dates of the closing of the acquisition. Also concurrently with the closing of the acquisition, the Compensation Committee of the Company’s Board of Directors granted RSU awards under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan (the Inducement Plan) to employees of OTB who were offered employment with the Company, which RSU awards had an aggregate grant date fair value on the acquisition date of $17.5 million, including $12.8 million of RSU awards to the co-founders of OTB, $2.3 million of RSU awards to six non-management employees of OTB and $2.4 million of RSU awards to all fourteen employees of OTB. The $12.8 million of RSU awards to the co-founders of OTB will generally vest in full upon the third anniversary of the closing of the acquisition. The $2.3 million of RSU awards to non-management employees of OTB will vest annually over four years, with 20% of the RSUs subject to vest on each of the first, second and third annual vesting dates and the remaining 40% of the RSUs subject to vest on the fourth annual vesting date. The $2.4 million of RSU awards granted to all employees of OTB will generally vest over four years subject to a one-year cliff and quarterly vesting thereafter. RSU awards under the Inducement Plan are subject to the conditions of the Inducement Plan and the terms and conditions of the grant agreements covering such awards. Compensation expenses under these employment offer letters and vesting of awards under these retention agreements and Inducement Plan are generally subject to the employees’ continued employment with the Company, and the fair value of such compensation and awards are excluded from the Purchase Price and accounted for separately from the business combination. The value of cash awards under these retention agreements will be recognized as compensation expense ratably over the three-year period following the close of the acquisition. The value of RSU awards under the Inducement Plan will be recognized as stock-based compensation expense ratably over the respective vesting terms of the awards.
The acquisition will be accounted for as a business combination. The Company is in the process of determining the fair values of intangible and tangible assets acquired and liabilities assumed, including review of third-party valuations. Accordingly, the Company is not able to provide the preliminary allocation of consideration paid to the assets acquired and liabilities assumed. Further, the supplemental pro forma revenue and loss of the combined company are predicated on the completion of the business combination accounting and allocation of consideration paid. Although the initial accounting for the business combination is incomplete, the Company believes the goodwill recorded will be primarily attributable to synergies from combining the operations of the Company and OTB as well as the value ascribed to the knowledge and experience of the OTB co-founders and employees. For income tax purposes, the acquisition is a stock purchase and goodwill is not tax deductible.

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
Acquisition of On the Barrelhead, Inc.
On June 23, 2022, we entered into an Agreement and Plan of Merger and Reorganization (the Merger Agreement) with On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and small and mid-sized businesses (SMBs) with credit-driven product recommendations. Under the terms of the Merger Agreement, the aggregate consideration to be paid by us to acquire all of the equity interests in OTB, subject to customary adjustments (the Purchase Price), was to consist of approximately $70 million in cash and approximately 4.9 million shares of our Class A common stock (the Stock Consideration). On July 11, 2022, we completed the acquisition of OTB. See Note 1 — The Company and Basis of Presentation and Note 9 — Subsequent Event in the notes to our condensed consolidated financial statements for further discussion.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with the financial services partners on our platform during a given period. We had 20 million and 21 million average MUUs for the three and six months ended June 30, 2022, which was up 2% and down 1% compared to the three and six months ended June 30, 2021, respectively. We continue to see strong engagement in many of our verticals such as SMB products and banking, but were pressured by a challenging macro environment in both mortgages and investing, as well as lapping a longer 2021 tax season. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on macroeconomic conditions, trends in consumer behavior, and our strategic marketing decisions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Revenue	$125.2	$91.6	$254.3	$181.6
Costs and expenses:
Cost of revenue	8.2	7.3	15.9	13.8
Research and development(1)	20.1	14.8	37.5	27.0
Sales and marketing(1)	88.8	82.6	184.9	151.2
General and administrative(1)	15.3	8.9	28.4	17.8
Change in fair value of contingent consideration related to earnouts	1.8	0.7	5.7	7.7
Total costs and expenses	134.2	114.3	272.4	217.5
Loss from operations	(9.0)	(22.7)	(18.1)	(35.9)
Other income (expense), net:
Interest income	0.1	—	0.1	—
Interest expense	(0.2)	(0.4)	(0.4)	(0.7)
Other gains, net	—	1.3	—	1.2
Total other income (expense), net	(0.1)	0.9	(0.3)	0.5
Loss before income taxes	(9.1)	(21.8)	(18.4)	(35.4)
Income tax provision (benefit)	0.2	(7.9)	1.4	(8.6)
Net loss	$(9.3)	$(13.9)	$(19.8)	$(26.8)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Research and development	$3.6	$1.5	$6.2	$2.4
Sales and marketing	3.6	1.5	5.7	2.3
General and administrative	2.5	1.2	4.3	1.8
Total stock-based compensation	$9.7	$4.2	$16.2	$6.5

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	7	8	6	8
Research and development	16	16	15	15
Sales and marketing	71	90	73	83
General and administrative	12	10	11	10
Change in fair value of contingent consideration related to earnouts	1	1	2	4
Total costs and expenses	107	125	107	120
Loss from operations	(7)	(25)	(7)	(20)
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	(1)
Other gains, net	—	1	—	1
Total other income (expense), net	—	1	—	—
Loss before income taxes	(7)	(24)	(7)	(20)
Income tax provision (benefit)	—	(9)	1	(5)
Net loss	(7%)	(15%)	(8%)	(15%)
Net loss decreased $4.6 million, or 33%, and $7.0 million, or 26%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The decreases were attributable to increases of $33.6 million and $72.7 million in revenue, partially offset by increases of $19.9 million and $54.9 million in expenses, primarily driven by increases of $6.2 million and $33.7 million in sales and marketing expense, $6.4 million and $10.6 million in general and administrative expense, and $5.3 million and $10.5 million in research and development expense, as we continued to invest in our business. Additionally, we had income tax provisions of $0.2 million and $1.4 million for the three and six months ended June 30, 2022, as compared to income tax benefits of $7.9 million and $8.6 million for the three and six months ended June 30, 2021.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Credit cards	$54.6	$29.9	$24.7	82%	$99.8	$52.8	$47.0	89%
Loans	24.0	32.3	(8.3)	(26%)	58.3	64.6	(6.3)	(10%)
Other verticals	46.6	29.4	17.2	58%	96.2	64.2	32.0	50%
Total revenue	$125.2	$91.6	$33.6	37%	$254.3	$181.6	$72.7	40%
Revenue increased $33.6 million, or 37% and $72.7 million, or 40%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, driven by strong growth in credit cards and other verticals revenues, partially offset by lower loans revenue.
Credit cards revenue increased $24.7 million, or 82%, and $47.0 million, or 89%, for the three and six months ended June 30, 2022, respectively, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.
Loans revenue decreased $8.3 million, or 26%, and $6.3 million, or 10%, for the three and six months ended June 30, 2022, respectively, primarily due to decreases of 55% and 35% in mortgages revenue driven by increasing macro environment headwinds and higher interest rates, partially offset by increases of 76% and 77% in personal loans revenue reflecting strong consumer demand and more optimized user experience.

Other verticals revenue increased $17.2 million, or 58%, and $32.0 million, or 50%, for the three and six months ended June 30, 2022, respectively, driven by increases of 159% and 162%, respectively, in SMB products revenue. The increase also included increases of 127% and 87%, respectively, in banking revenue primarily due to the rising interest rate environment, partially offset by decreases of 29% and 22%, respectively, in insurance revenue reflecting inflation-driven profitability pressure on carriers.
Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$8.2	$7.3	$0.9	12%	$15.9	$13.8	$2.1	15%
Research and development	20.1	14.8	5.3	36%	37.5	27.0	10.5	39%
Sales and marketing	88.8	82.6	6.2	8%	184.9	151.2	33.7	22%
General and administrative	15.3	8.9	6.4	72%	28.4	17.8	10.6	59%
Change in fair value of contingent consideration related to earnouts	1.8	0.7	1.1	172%	5.7	7.7	(2.0)	(25%)
Total costs and expenses	$134.2	$114.3	$19.9	17%	$272.4	$217.5	$54.9	25%
Cost of revenue
Cost of revenue increased $0.9 million, or 12%, and $2.1 million, or 15%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, attributable to increases of $1.2 million and $2.4 million, respectively, in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses increased $5.3 million, or 36%, and increased $10.5 million, or 39%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, primarily attributable to increases of $5.2 million and $9.8 million, respectively, in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth.
Sales and marketing expense
For the three and six months ended June 30, 2022, our total sales and marketing expense was comprised of approximately 30% and 36% for brand marketing, respectively, and 42% and 39% for performance marketing, respectively, with the remainder for organic & other marketing expenses. For the three and six months ended June 30, 2021, our total sales and marketing expense was comprised of approximately 42% and 43% for brand marketing, respectively, and 36% and 33% for performance marketing, respectively, with the remainder for organic & other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $6.2 million, or 8%, and $33.7 million, or 22%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, primarily attributable to increases of $7.6 million and $20.8 million, respectively, in performance marketing expenses, and $6.1 million and $10.9 million, respectively, in organic & other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base. Brand marketing expenses decreased $7.5 million and increased $2.0 million for the three and six months ended June 30, 2022, respectively.
General and administrative expense
General and administrative expenses increased $6.4 million, or 72%, and $10.6 million, or 59%, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively, primarily attributable to increases of $3.2 million and $5.1 million, respectively, in personnel-related costs mainly due to higher stock-based compensation and increased headcount, and $1.1 million and $2.2 million, respectively, in director and officer liability insurance costs. Additionally, acquisition-related costs increased and $2.2 million and $2.1 million for the three and six months ended June 30, 2022, respectively, primarily due to costs related to our acquisition of On the Barrelhead, Inc.

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
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Interest income	$0.1	$—	$0.1	NM	$0.1	$—	$0.1	NM
Interest expense	(0.2)	(0.4)	0.2	(54%)	(0.4)	(0.7)	0.3	(50%)
Other gains, net	—	1.3	(1.3)	NM	—	1.2	(1.2)	NM
Total other income (expense), net	$(0.1)	$0.9	$(1.0)	NM	$(0.3)	$0.5	$(0.8)	NM
We had other expense, net of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, as compared to other income, net of $0.9 million and $0.5 million for the three and six months ended June 30, 2021, respectively, with the change primarily due to a $1.3 million nonrecurring gain in the three and six months ended June 30, 2021 which was partially offset by lower interest expense.
Income tax provision (benefit)
We had an income tax provision of $0.2 million and $1.4 million for the three and six months ended June 30, 2022, respectively, as compared to an income tax benefit of $7.9 million and $8.6 million for the three and six months ended June 30, 2021, respectively. Our effective tax rate was (1.8%) and (7.7%) for the three and six months ended June 30, 2022, and 36.4% and 24.2% for the three and six months ended June 30, 2021, respectively. Our effective tax rate for the three and six months ended June 30, 2022 was lower than the U.S. federal statutory income tax rate of 21% primarily due to higher capitalization of research and development expenses under new tax regulations effective in 2022 and a full valuation allowance recorded against our net U.S. deferred tax assets. Our effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. federal statutory income tax rate of 21% primarily due to excess tax benefits related to stock-based compensation, and research and development credits, partially offset by non-deductible contingent consideration related to earnouts.

Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net loss, the most comparable GAAP financial measure, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net loss	$(9.3)	$(13.9)	$(19.8)	$(26.8)
Depreciation and amortization	7.6	6.6	14.8	12.8
Interest expense, net	0.1	0.4	0.3	0.7
Income tax provision (benefit)	0.2	(7.9)	1.4	(8.6)
Other gains, net	—	(1.3)	—	(1.2)
Loss on impairment and on disposal of assets	—	—	—	0.3
Change in fair value of contingent consideration related to earnouts	1.8	0.7	5.7	7.7
Deferred compensation related to earnouts	0.4	0.4	0.8	0.9
Stock-based compensation	9.7	4.2	16.2	6.5
Acquisition-related expenses	2.2	—	2.2	0.1
Adjusted EBITDA	$12.7	$(10.8)	$21.6	$(7.6)

Net loss margin	(7%)	(15%)	(8%)	(15%)
Adjusted EBITDA margin[1]	10%	(12%)	8%	(4%)
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a discussion of the decrease in net loss for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
Adjusted EBITDA increased $23.5 million and $29.2 million for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The increases were attributable to decreases of $4.6 million and $7.0 million in net loss and increases in adjustments to reconcile Adjusted EBITDA to net loss, including $8.1 million and $10.0 million for income taxes, $5.5 million and $9.7 million for stock-based compensation, and $2.2 million and $2.1 million for acquisition-related expenses.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from June 30, 2022) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general corporate requirements, including working capital, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $125.8 million and $167.8 million, respectively.

Known Contractual and Other Obligations
A description of contractual commitments as of June 30, 2022 is included in Note 5 – Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the six months ended June 30, 2022, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, we committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earnout consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022 performance. During the six months ended June 30, 2022, we paid $32.5 million for the 2021 performance period, consisting of $30.5 million of contingent consideration and the remainder for deferred compensation related to earnouts. The remaining commitment for the 2022 performance period is expected to be settled over the next twelve months. Based on fair value measurements for contingent consideration liabilities (see Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements), $29.9 million was recorded for contingent consideration as of June 30, 2022.
Trends, Uncertainties and Anticipated Sources of Funds
In order to grow our business, we expect to increase our personnel and related expenses and to make significant investments in our business. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new personnel and the scale of our growth, as well as the extent and duration of various forces impacting the macroeconomic environment, including market volatility, inflation, and rising interest rates. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand or access to our credit facility to satisfy those needs.
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing. If necessary, we may have borrowed up to $100 million under our credit facility with Silicon Valley Bank and certain other lenders, subject to customary borrowing conditions, as of June 30, 2022 or December 31, 2021. We had no outstanding balance on our credit facility as of June 30, 2022 or December 31, 2021. Our credit facility contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of June 30, 2022 and December 31, 2021. On July 7, 2022, we borrowed $70.0 million under our credit facility to finance the cash portion of the Purchase Price for the acquisition of OTB. See Note 9 — Subsequent Event in the notes to our condensed consolidated financial statements for further discussion.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(14.4)	$(18.1)
Net cash used in investing activities	(15.9)	(10.8)
Net cash used in financing activities	(11.5)	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net decrease in cash and cash equivalents	$(42.0)	$(42.3)

Operating activities
Net cash used in operating activities decreased $3.7 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to a $7.0 million decrease in net loss, a $20.0 million increase in net cash outflow from changes in operating assets and liabilities, and a $16.7 million increase in non-cash charges. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to a $11.8 million decrease in accrued expenses and other current liabilities and a $11.5 million payment for contingent consideration in excess of the amount recorded at the acquisition date, partially offset by a $3.3 million increase related to operating lease liabilities. The increase in non-cash charges was primarily due to increases of $9.7 million in stock-based compensation, $2.0 million in depreciation and amortization, and $7.9 million in deferred taxes. These increases were partially offset by decreases of $2.0 million in the change in fair value of contingent consideration related to earnouts and $2.5 million in non-cash lease costs.
Investing activities
Net cash used in investing activities increased $5.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to increases of $2.5 million in purchases of property and equipment and $2.6 million in capitalized software development costs.
Financing activities
Net cash used in financing activities decreased $2.0 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to cash outflows in the prior-year period for repurchases of $12.4 million for Class F common stock, $2.1 million for Series A redeemable convertible preferred stock, and $1.4 million for stock options, as well as $1.9 million of payments of offering costs related to our initial public offering. Additionally, we had $3.2 million of proceeds from the issuance of Class A common stock under our Employee Stock Purchase Plan during the six months ended June 30, 2022. These decreases in cash used in financing activities were substantially offset by a $19.0 million payment for contingent consideration recorded at the acquisition date.
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
During the six months ended June 30, 2022, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the six months ended June 30, 2022, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
2.1
Agreement and Plan of Merger and Reorganization, dated as of June 23, 2022, by and among NerdWallet, Inc., On the Barrelhead, Inc., Bighorn Merger Sub Corp., Bighorn Merger Sub 2, LLC, NerdWallet Compare, Inc. and Fortis Advisors LLC, as the stockholder representative.*
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2022
10.1+	NerdWallet, Inc. 2021 Equity Incentive Plan, as amended.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-265197) filed May 25, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	***
_____________
+       Indicates a management contract or compensatory plan.
*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.
**    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
***    Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NERDWALLET, INC.

Date:	August 4, 2022	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer