Form 10-Q
period 2022-09-30
NERDWALLET, INC.
filed 2022-11-02
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,648,265 shares of Class A common stock and 31,685,652 shares of Class B common stock as of October 27, 2022.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2022	December 31, 2021
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$138.4	$167.8
Accounts receivable	87.2	57.6
Prepaid expenses and other current assets	21.0	17.4
Total current assets	246.6	242.8
Property, equipment and software — net	47.1	34.9
Goodwill	110.7	43.8
Intangibles — net	68.3	27.6
Right-of-use assets	11.9	13.9
Other assets	0.7	1.1
Total Assets	$485.3	$364.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5.8	$3.2
Accrued expenses and other current liabilities	48.6	32.1
Contingent consideration — current	30.3	30.5
Total current liabilities	84.7	65.8
Contingent consideration — noncurrent	—	24.2
Debt — noncurrent	70.0	—
Deferred tax liability — noncurrent	1.2	1.8
Other liabilities — noncurrent	10.8	14.7
Total liabilities	166.7	106.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — $0.0001 par value per share — 5,000 shares authorized as of September 30, 2022 and December 31, 2021; zero shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock — $0.0001 par value per share — 296,686 shares authorized as of September 30, 2022 and December 31, 2021; 74,322 and 66,722 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	414.1	331.6
Accumulated other comprehensive income (loss)	(1.9)	0.5
Accumulated deficit	(93.6)	(74.5)
Total stockholders’ equity	318.6	257.6
Total Liabilities and Stockholders’ Equity	$485.3	$364.1
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Revenue	$142.6	$98.5	$396.9	$280.1
Costs and Expenses:
Cost of revenue	11.7	7.5	27.6	21.3
Research and development	20.7	16.6	58.2	43.6
Sales and marketing	103.2	56.6	288.1	207.8
General and administrative	15.4	9.1	43.8	26.9
Change in fair value of contingent consideration related to earnouts	0.4	2.4	6.1	10.1
Total costs and expenses	151.4	92.2	423.8	309.7
Income (Loss) From Operations	(8.8)	6.3	(26.9)	(29.6)
Other expense, net:
Interest income	0.5	—	0.6	—
Interest expense	(0.9)	(0.4)	(1.3)	(1.1)
Other gains (losses), net	—	(0.1)	—	1.1
Total other expense, net	(0.4)	(0.5)	(0.7)	—
Income (loss) before income taxes	(9.2)	5.8	(27.6)	(29.6)
Income tax provision (benefit)	(9.9)	13.6	(8.5)	5.0
Net Income (Loss)	$0.7	$(7.8)	$(19.1)	$(34.6)
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.01	$(0.16)	$(0.28)	$(0.70)
Diluted	$0.01	$(0.16)	$(0.28)	$(0.70)
Weighted-Average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	73.4	49.8	69.2	49.2
Diluted	75.0	49.8	69.2	49.2

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net Income (Loss)	$0.7	$(7.8)	$(19.1)	$(34.6)
Other Comprehensive Income (Loss):
Change in foreign currency translation	(1.1)	0.1	(2.4)	0.3
Comprehensive Loss	$(0.4)	$(7.7)	$(21.5)	$(34.3)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance as of March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4
Issuance of Class A common stock upon exercise of stock options	629	—	3.6			3.6
Issuance of Class A common stock pursuant to settlement of restricted stock units	400	—				—
Issuance of Class A common stock under Employee Stock Purchase Plan	470	—	3.2			3.2
Stock-based compensation			11.6			11.6
Other comprehensive loss				(1.0)		(1.0)
Net loss					(9.3)	(9.3)
Balance as of June 30, 2022	68,637	$—	$358.6	$(0.8)	$(94.3)	$263.5
Issuance of Class A common stock upon exercise of stock options	343	—	1.9			1.9
Issuance of Class A common stock pursuant to settlement of restricted stock units	424	—				—
Class A common stock withheld related to net share settlement of RSUs	(17)	—	(0.1)			(0.1)
Issuance of Class A common stock for business combination	4,935	—	43.2			43.2
Stock-based compensation			10.5			10.5
Other comprehensive loss				(1.1)		(1.1)
Net income					0.7	0.7
Balance as of September 30, 2022	74,322	$—	$414.1	$(1.9)	$(93.6)	$318.6

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2020	48,853	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon exercise of stock options	1,076	—	3.1			3.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	50	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(14)	—	(0.2)			(0.2)
Repurchase of stock options					(1.4)	(1.4)
Repurchase of Class A common stock	(30)	—			(0.4)	(0.4)
Repurchase of Class F common stock	(883)	—			(12.4)	(12.4)
Stock-based compensation			2.8			2.8
Other comprehensive income				0.2		0.2
Net loss					(12.9)	(12.9)
Balance as of March 31, 2021	49,052	$—	$105.5	$0.8	$(44.8)	$61.5
Issuance of Class A common stock upon exercise of stock options	436	—	2.7			2.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	166	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(41)	—	(0.8)			(0.8)
Repurchase of Class A common stock	(11)	—			(0.1)	(0.1)
Stock-based compensation			5.1			5.1
Net loss					(13.9)	(13.9)
Balance as of June 30, 2021	49,602	$—	$112.5	$0.8	$(58.8)	$54.5
Issuance of Class A common stock upon exercise of stock options	183	—	1.3			1.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	169	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(41)	—	(0.9)			(0.9)
Conversion of Series A redeemable convertible preferred stock to Class A common stock	58	—	0.5			0.5
Stock-based compensation			5.1			5.1
Other comprehensive income				0.1		0.1
Net loss					(7.8)	(7.8)
Balance as of September 30, 2021	49,971	$—	$118.5	$0.9	$(66.6)	$52.8
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2022	2021
Operating Activities:
Net loss	$(19.1)	$(34.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25.6	19.9
Stock-based compensation	25.3	10.8
Change in fair value of contingent consideration related to earnouts	6.1	10.1
Deferred taxes	(12.5)	4.6
Non-cash lease costs	2.0	5.8
Other, net	0.9	(0.6)
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	(18.7)	(18.7)
Prepaid expenses and other assets	(2.0)	(4.8)
Accounts payable	(4.0)	(1.7)
Accrued expenses and other current liabilities	15.9	15.2
Payment of contingent consideration	(11.5)	—
Operating lease liabilities	(1.7)	(7.9)
Other liabilities	(1.4)	0.4
Net cash provided by (used in) operating activities	4.9	(1.5)
Investing Activities:
Capitalized software development costs	(20.5)	(15.6)
Purchase of property and equipment	(4.3)	(0.7)
Business combination, net of cash acquired	(69.5)	—
Net cash used in investing activities	(94.3)	(16.3)
Financing Activities:
Payment of contingent consideration	(19.0)	—
Proceeds from line of credit	70.0	—
Proceeds from exercise of stock options	6.2	7.1
Issuance of Class A common stock under Employee Stock Purchase Plan	3.2	—
Repurchase of Class A common stock	—	(0.5)
Repurchase of Class F common stock	—	(12.4)
Repurchase of stock options	—	(1.4)
Repurchase of Series A redeemable convertible preferred stock	—	(2.1)
Tax payments related to net-share settlements on restricted stock units	(0.1)	(1.9)
Payment of offering costs related to initial public offering	—	(3.0)
Net cash provided by (used in) financing activities	60.3	(14.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.1
Net decrease in cash and cash equivalents	(29.4)	(31.9)
Cash and Cash Equivalents:
Beginning of period	167.8	83.4
End of period	$138.4	$51.5

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2022	2021
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$1.1	$0.3
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	—	1.5
Offering costs related to initial public offering not yet paid	—	0.2
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$3.1	$0.3
Cash paid for interest	0.8	1.6
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2.2	$6.8
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
Basis of Presentation — The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future period.
Acquisition of On the Barrelhead, Inc. — On July 11, 2022, the Company completed the acquisition of On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and SMBs with credit-driven product recommendations. See Note 5 — Business Combination for further discussion.
Significant Accounting Policies — During the nine months ended September 30, 2022, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1 – The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Credit cards	$57.4	$36.1	$157.2	$88.9
Loans	28.4	32.2	86.7	96.8
Other verticals	56.8	30.2	153.0	94.4
Total revenue	$142.6	$98.5	$396.9	$280.1
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $5.2 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively.
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of September 30, 2022
Assets:
Cash and cash equivalents — money market funds	$130.7	$—	$—	$130.7
Certificate of deposit	—	2.0	—	2.0
	$130.7	$2.0	$—	$132.7
Liabilities:
Contingent consideration	$—	$—	$30.3	$30.3

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2021
Assets:
Cash and cash equivalents — money market funds	$164.9	$—	$—	$164.9
Certificate of deposit	—	2.0	—	2.0
	$164.9	$2.0	$—	$166.9
Liabilities:
Contingent consideration	$—	$—	$54.7	$54.7
Level 3 liabilities consist entirely of contingent consideration, and the changes in fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance as of beginning of period	$29.9	$44.2	$54.7	$36.5
Payment	—	—	(30.5)	—
Change in fair value, recognized in earnings	0.4	2.4	6.1	10.1
Other	—	0.1	—	0.1
Balance as of end of period	$30.3	$46.7	$30.3	$46.7

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The fair values of the estimated contingent considerations are determined based on the Company’s evaluation of the probability and amount of earnout that will be achieved based on expected future performance by the acquired entity. The Monte Carlo simulation models simulated the applicable figures over the earnout periods to calculate the estimated earnout payments. These payments were then discounted to present value based on the expected payment dates of the contingent considerations. The weighted-average volatility was 51.0% and the weighted-average discount rate was estimated to be 12.5% as of September 30, 2022. The weighted-average volatility was 45.5% and the weighted-average discount rate was estimated to be 9.0% as of December 31, 2021.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $41.9 million and $32.1 million as of September 30, 2022 and December 31, 2021, respectively. The Company capitalized $8.9 million and $25.8 million of software development costs during the three and nine months ended September 30, 2022, respectively, and $5.8 million and $17.7 million during the three and nine months ended September 30, 2021, respectively. The Company recorded amortization expense related to capitalized software development costs of $5.7 million and $16.0 million during the three and nine months ended September 30, 2022, respectively, and $4.4 million and $12.2 million during the three and nine months ended September 30, 2021, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $3.0 million and $2.4 million, as of September 30, 2022 and December 31, 2021, respectively.
Other liabilities — noncurrent includes operating lease liabilities of $10.4 million and $12.7 million as of September 30, 2022 and December 31, 2021, respectively.
5.Business Combination
Acquisition of On the Barrelhead, Inc.
On July 11, 2022, the Company completed the acquisition of OTB under an Agreement and Plan of Merger and Reorganization.
Preliminary Purchase Consideration
The preliminary purchase consideration consisted of the following:

(in millions)	Total
Cash consideration[1]	$75.7
Stock consideration[2]	43.2
Total consideration	118.9
Less: amounts considered separate from the business combination and attributable to post-combination expense[3]	(0.7)
Preliminary Purchase Consideration	$118.2
(1)    Includes $12.2 million of cash which is held in escrow for the settlement of breaches, if any, of certain representations, warranties, agreements and covenants.
(2)    Represents the aggregate fair value of 4.9 million shares issued of the Company’s Class A common stock based on the closing price of the stock on the acquisition date of July 11, 2022, which was $8.75 per share.
(3)    Primarily comprised of the additional fair value of unvested OTB option awards discretionally accelerated by the Company and attributable to post-combination expense.
Half of the stock consideration is subject to a lockup arrangement whereby such shares may not be sold or otherwise transferred prior to expiration of the 24-month period following the acquisition date. The final purchase consideration will be subject to customary closing adjustments, including for transaction expenses, indebtedness, cash and working capital.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Retention Agreements and Inducement Awards
Concurrently with the closing of the acquisition, the Company provided employment offer letters to OTB’s employees, including compensatory retention agreements with the co-founders of OTB which could result in up to $15.0 million of cash awards. Cash awards under these retention agreements are payable in equal installments on the first, second and third anniversary dates of the closing of the acquisition. Also concurrently with the closing of the acquisition, the Compensation Committee of the Company’s Board of Directors granted restricted stock unit (RSU) awards under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan (the Inducement Plan) to employees of OTB who were offered employment with the Company, which RSU awards had an aggregate grant date fair value on the acquisition date of $17.5 million, including $12.8 million of RSU awards to the co-founders of OTB, $2.3 million of RSU awards to six non-management employees of OTB and $2.4 million of RSU awards to all fourteen employees of OTB. The $12.8 million of RSU awards to the co-founders of OTB will generally vest in full upon the third anniversary of the closing of the acquisition. The $2.3 million of RSU awards to non-management employees of OTB will vest annually over four years, with 20% of the RSUs subject to vest on each of the first, second and third annual vesting dates and the remaining 40% of the RSUs subject to vest on the fourth annual vesting date. The $2.4 million of RSU awards granted to all employees of OTB will generally vest over four years subject to a one-year cliff and quarterly vesting thereafter. RSU awards under the Inducement Plan are subject to the conditions of the Inducement Plan and the terms and conditions of the grant agreements covering such awards. Compensation expenses under these employment offer letters and vesting of awards under these retention agreements and Inducement Plan are generally subject to the employees’ continued employment with the Company, and the fair value of such compensation and awards are excluded from the Purchase Price and accounted for separately from the business combination. The value of cash awards under these retention agreements are recognized as compensation expense ratably over the three-year period following the close of the acquisition. The value of RSU awards under the Inducement Plan are recognized as stock-based compensation expense ratably over the respective vesting terms of the awards.
Preliminary Purchase Accounting
The acquisition has been accounted for as a business combination. The preliminary allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

(in millions)	Fair Value
Preliminary Purchase Consideration	$118.2
Fair Value of Assets Acquired
Cash and cash equivalents	6.9
Accounts receivable	12.2
Intangible assets	50.1
Total assets	69.2
Fair Value of Liabilities Assumed
Accounts payable	6.4
Accrued expenses and other current liabilities	0.6
Deferred tax liability	12.1
Total liabilities	19.1
Less: Net Assets Acquired	50.1
Goodwill	$68.1
The preliminary fair value estimates of the net assets acquired are based on preliminary calculations and valuations, including preliminary work performed by third party valuation specialists, which are subject to finalization over the one-year measurement period from the acquisition date.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The acquired intangible assets consist of definite-lived assets with preliminary estimated fair values and useful lives as follows:

(dollars in millions)	Fair Value	Weighted-Average Useful Life (Years)
Developed technology	$48.9	5.0
Customer relationships	1.2	1.0
Total intangible assets	$50.1	4.9
The estimated fair value of acquired intangible assets was determined using the multi-period excess earnings method of the income approach for developed technology, and the replacement cost method for customer relationships.
The deferred tax liability of $12.1 million primarily relates to identified intangible assets.
The Company recorded goodwill of $68.1 million, which represents the excess of the preliminary purchase consideration over the estimated fair value of the assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to synergies from combining the operations of the Company and OTB, as well as the value ascribed to the knowledge and experience of the OTB co-founders and employees. For income tax purposes, the acquisition is a stock purchase and goodwill is not tax deductible.
Acquisition-related costs of $1.2 million and $3.4 million were incurred during the three and nine months ended September 30, 2022, respectively, and are included in general and administrative expense on the condensed consolidated statements of operations.
Due to the extensive level of integration of OTB’s technology and operations into the Company’s operations following the closing of the acquisition, the Company is not able to quantify the acquisition’s contribution following the closing of the acquisition to the Company’s revenue and operating loss for the three and nine months ended September 30, 2022, as the ability to objectively quantify such amounts would require a significant level of estimation.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented as if the OTB acquisition, including the related debt financing, was completed on January 1, 2021. The pro forma financial information includes the historical operating results of the Company and OTB prior to the acquisition, with adjustments directly attributable to the acquisition. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the preliminary fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to cash retention agreements, incremental interest expense related to debt drawn to finance the cash portion of the purchase price, the adjustment of acquisition-related expenses, and the related tax effects of pro forma adjustments for the respective periods.
The unaudited pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$144.8	$109.5	$441.9	$305.5
Net loss	(10.1)	(13.1)	(34.4)	(40.1)
The unaudited pro forma financial information is not intended to present, or be indicative of, what the results of operations would have been for the combined company for the periods presented had the acquisition actually occurred on January 1, 2021, nor is it meant to be indicative of results of operations that may be achieved by the combined company in the future. The unaudited pro forma financial information does not include any cost savings or other synergies that resulted, or may result, from the OTB acquisition or any estimated costs that will be incurred to integrate OTB. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)	Nine Months Ended September 30, 2022
Balance at beginning of period	$43.8
Acquisition of OTB	68.1
Foreign currency translation adjustment	(1.2)
Balance at end of period	$110.7
No impairment charges have been recorded for goodwill in the nine months ended September 30, 2022 or the year ended December 31, 2021.
Intangible assets with definite lives related to the following:

(dollars in millions)	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of September 30, 2022
Technology	4.6	$55.3	$(6.7)	$48.6
User base	5.1	19.4	(5.3)	14.1
Customer relationships	2.0	12.2	(5.9)	6.3
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				(0.7)
Total		$87.3	$(18.3)	$68.3

(dollars in millions)	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2021
Technology	1.8	$6.4	$(2.8)	$3.6
User base	5.8	19.4	(3.2)	16.2
Customer relationships	2.8	11.0	(3.5)	7.5
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				0.3
Total		$37.2	$(9.9)	$27.6
Amortization expense related to definite-lived intangible assets was $4.6 million and $8.4 million during the three and nine months ended September 30, 2022, respectively, and $1.9 million and $6.0 million during the three and nine months ended September 30, 2021, respectively. No impairment charges have been recorded for intangible assets in the nine months ended September 30, 2022 or the year ended December 31, 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Estimated future amortization expense related to definite-lived intangible assets as of September 30, 2022 is as follows:

(in millions)
Years Ending December 31,	Amortization
Remainder of 2022	$4.7
2023	17.4
2024	13.8
2025	13.5
2026	12.5
Thereafter	7.1
Foreign currency translation adjustment	(0.7)
Total	$68.3
7.Debt
Credit Facility — The Company maintains a Senior Secured Credit Facilities Credit Agreement with Silicon Valley Bank, which over time has been amended and restated (as amended and restated from time to time, the Credit Agreement). The Credit Agreement provides for a revolving line of credit of up to $100.0 million with the option to increase up to an additional $25.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. In September 2022, the Company amended and restated the Credit Agreement to extend the termination date from September 2, 2023 to December 2, 2023, and to replace the Eurodollar Loan option (which was LIBOR based) with a Secured Overnight Financing Rate (SOFR) Loan option, with any outstanding Eurodollar Loans to convert to SOFR Loans at the next interest period. Under the terms of the Credit Agreement, revolving loans may be either SOFR Loans or ABR Loans. Outstanding SOFR Loans incur interest at the Adjusted SOFR Rate (which is defined in the Credit Agreement as Term SOFR plus a Term SOFR Adjustment equal to 0.10% for 1-month interest periods, 0.15% for 3-month interest periods, and 0.25% for 6-month interest periods, and, in each case, subject to a 1.00% floor), plus a margin of either 3.00% or 2.75% depending on usage. The Company is charged a commitment fee of 0.30% per year for committed but unused amounts.
On July 7, 2022, the Company borrowed $70.0 million under the Credit Agreement to finance the cash portion of the purchase consideration for the acquisition of OTB. This outstanding balance under the Credit Agreement of $70.0 million, which is a Eurodollar Loan with an interest rate of 5.43% as of September 30, 2022, represented the entirety of the Company’s outstanding debt as of September 30, 2022. The Company had no outstanding debt as of December 31, 2021. The available amount to borrow under the Credit Agreement was $28.3 million and $94.7 million as of September 30, 2022 and December 31, 2021, respectively, which is equal to the available amount under the Credit Agreement of $30.0 million and $100.0 million, respectively, net of letters of credit with Silicon Valley Bank of $1.7 million and $5.3 million, respectively.
The Credit Agreement contains covenants limiting the Company’s ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
The Credit Agreement also contains financial covenants requiring the Company to maintain a minimum adjusted quick ratio and a minimum consolidated adjusted EBITDA if the adjusted quick ratio falls below a specified level, measured in each case at the end of each fiscal quarter. The Company is required to furnish audited financial statements within 90 days after the end of the fiscal year. The Company was in compliance with all financial covenants as of September 30, 2022 and December 31, 2021.
8.Commitments and Contingencies
Commitments and Other Financial Arrangements — The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. On July 7, 2022, the Company borrowed $70.0 million under the Company’s Credit Agreement to finance the cash portion of the purchase consideration for the acquisition of OTB. See Note 5 — Business Combination and Note 7 — Debt for further discussion. As of September 30, 2022, there were no other material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8 – Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Litigation and Other Legal Matters — The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any potential loss as of September 30, 2022 or December 31, 2021.
9.Stockholders’ Equity
Equity Incentive Plans — The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, non-employee directors and consultants of the Company. At the Company’s 2022 annual meeting of stockholders on May 25, 2022, the stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the aggregate number of shares of Class A common stock reserved for issuance thereunder by 8.0 million shares. Additionally, concurrent with the closing of the acquisition of OTB on July 11, 2022, the Compensation Committee of the Company’s Board of Directors granted RSU awards under the Inducement Plan to employees of OTB who were offered employment with the Company. See Note 5 — Business Combination for further discussion. The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, along with the Inducement Plan (collectively, the Plans) comprise the equity incentive plans of the Company.
Stock Options — A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	6,443	$8.84	6.5	$45.3
Granted	1,324	$10.70
Exercised	(1,126)	$5.66
Cancelled/forfeited	(273)	$10.30
Balance as of September 30, 2022	6,368	$9.73	6.9	$10.2
Vested and exercisable as of September 30, 2022	3,787	$7.60	5.6	$9.9
The weighted-average grant-date fair value of options granted was $5.54 per share during the nine months ended September 30, 2022. The aggregate intrinsic value of options exercised was $5.5 million during the nine months ended September 30, 2022.
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	52.5%	54.5%
Expected term (in years)	6.0	6.0
Expected dividend yield	0%	0%
Risk-free interest rate	2.6%	1.1%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restricted Stock Units — A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2021	3,818	$18.07
Granted	5,992	$10.43
Vested	(1,086)	$16.40
Forfeited	(1,075)	$15.88
Nonvested as of September 30, 2022	7,649	$12.59
The total fair value of shares that vested under RSUs was $12.0 million during the nine months ended September 30, 2022.
Employee Stock Purchase Plan — The Company recognized stock-based compensation related to the Employee Stock Purchase Plan (ESPP) of $1.4 million and $5.3 million during the three and nine months ended September 30, 2022, respectively.
Stock-Based Compensation — The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Research and development	$2.8	$1.5	$9.0	$3.9
Sales and marketing	3.4	1.3	9.1	3.6
General and administrative	2.9	1.5	7.2	3.3
Total stock-based compensation	$9.1	$4.3	$25.3	$10.8
In addition, stock-based compensation capitalized related to software development costs was $1.4 million and $0.8 million during the three months ended September 30, 2022 and 2021, respectively, and $4.7 million and $2.2 million during the nine months ended September 30, 2022 and 2021, respectively.
10.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. As part of the acquisition of OTB on July 11, 2022, the Company recorded identified intangible assets of $50.1 million. As these identified intangible assets are not deductible for U.S. tax purposes, a related deferred tax liability of $12.1 million was recognized, which provided an additional source of taxable income to support the realization of a portion of the Company’s pre-existing U.S. deferred tax assets. As the Company had previously established a full valuation allowance against its net U.S. deferred tax assets, the Company reduced its deferred tax asset valuation allowance by a corresponding $12.1 million, with the reduction in allowance recognized as an income tax benefit in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company has established a full valuation allowance against its net U.S. deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

11.Net Income (Loss) Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. There were no early exercised share options for the three and nine months ended September 30, 2022, and the impact of early exercised share options on basic and diluted EPS was immaterial for the three and nine months ended September 30, 2021.
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders — basic and diluted	$0.7	$(7.8)	$(19.1)	$(34.6)
Denominator:
Weighted-average shares of common stock — basic	73.4	49.8	69.2	49.2
Effect of dilutive stock options and restricted stock units	1.6	—	—	—
Weighted-average shares of common stock — diluted	75.0	49.8	69.2	49.2
Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.16)	$(0.28)	$(0.70)
Diluted	$0.01	$(0.16)	$(0.28)	$(0.70)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Shares subject to outstanding stock options and restricted stock units	8.9	5.6	9.6	5.6
ESPP	1.2	—	1.6	—
Series A redeemable convertible preferred stock	—	7.5	—	7.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Acquisition of On the Barrelhead, Inc.
On July 11, 2022, we completed the acquisition of On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and small and mid-sized businesses (SMBs) with credit-driven product recommendations. See Note 1 — The Company and Basis of Presentation and Note 5 — Business Combination in the notes to our condensed consolidated financial statements for further discussion.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 19 million and 20 million average MUUs for the three and nine months ended September 30, 2022, which was up 11% and 2% compared to the three and nine months ended September 30, 2021, respectively. We saw strong engagement in areas such as banking, travel and SMB products, and are also now incorporating our recent acquisition of OTB. Partially offsetting growth were declines from a continued challenging macroeconomic environment in both mortgages and investing. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on macroeconomic conditions, trends in consumer behavior, and our strategic marketing decisions.
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
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment, amortization of intangible assets, and losses/gains on disposal of assets. Although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
•Adjusted EBITDA excludes stock-based compensation, including for acquisition-related inducement awards, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy; and
•Adjusted EBITDA excludes acquisition-related costs, including acquisition-related retention compensation under compensatory retention agreements with certain key employees, acquisition-related transaction expenses, contingent consideration fair value adjustments related to earnouts, and deferred compensation related to earnouts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Revenue	$142.6	$98.5	$396.9	$280.1
Costs and expenses:
Cost of revenue	11.7	7.5	27.6	21.3
Research and development(1)	20.7	16.6	58.2	43.6
Sales and marketing(1)	103.2	56.6	288.1	207.8
General and administrative(1)	15.4	9.1	43.8	26.9
Change in fair value of contingent consideration related to earnouts	0.4	2.4	6.1	10.1
Total costs and expenses	151.4	92.2	423.8	309.7
Income (loss) from operations	(8.8)	6.3	(26.9)	(29.6)
Other expense, net:
Interest income	0.5	—	0.6	—
Interest expense	(0.9)	(0.4)	(1.3)	(1.1)
Other gains (losses), net	—	(0.1)	—	1.1
Total other expense, net	(0.4)	(0.5)	(0.7)	—
Income (loss) before income taxes	(9.2)	5.8	(27.6)	(29.6)
Income tax provision (benefit)	(9.9)	13.6	(8.5)	5.0
Net income (loss)	$0.7	$(7.8)	$(19.1)	$(34.6)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Research and development	$2.8	$1.5	$9.0	$3.9
Sales and marketing	3.4	1.3	9.1	3.6
General and administrative	2.9	1.5	7.2	3.3
Total stock-based compensation	$9.1	$4.3	$25.3	$10.8

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	8	8	7	8
Research and development	15	17	15	16
Sales and marketing	72	57	73	74
General and administrative	11	9	11	9
Change in fair value of contingent consideration related to earnouts	—	3	1	4
Total costs and expenses	106	94	107	111
Income (loss) from operations	(6)	6	(7)	(11)
Other expense, net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other gains (losses), net	—	—	—	—
Total other expense, net	—	—	—	—
Income (loss) before income taxes	(6)	6	(7)	(11)
Income tax provision (benefit)	(7)	14	(2)	1
Net income (loss)	1%	(8%)	(5%)	(12%)
Net loss decreased $8.5 million for the three months ended September 30, 2022, and decreased $15.5 million or 45% for the nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively. The decreases were attributable to increases of $44.1 million and $116.8 million in revenue, partially offset by increases of $59.2 million and $114.1 million in expenses, primarily driven by increases of $46.6 million and $80.3 million in sales and marketing expense, $6.3 million and $16.9 million in general and administrative expense, and $4.1 million and $14.6 million in research and development expense, as we continued to invest in our business. Additionally, we had income tax benefits of $9.9 million and $8.5 million for the three and nine months ended September 30, 2022, as compared to income tax provisions of $13.6 million and $5.0 million for the three and nine months ended September 30, 2021.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Credit cards	$57.4	$36.1	$21.3	59%	$157.2	$88.9	$68.3	77%
Loans	28.4	32.2	(3.8)	(12%)	86.7	96.8	(10.1)	(10%)
Other verticals	56.8	30.2	26.6	87%	153.0	94.4	58.6	62%
Total revenue	$142.6	$98.5	$44.1	45%	$396.9	$280.1	$116.8	42%
Revenue increased $44.1 million, or 45% and $116.8 million, or 42%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, driven by strong growth in credit cards and other verticals revenues, partially offset by lower loans revenue.
Credit cards revenue increased $21.3 million, or 59%, and $68.3 million, or 77%, for the three and nine months ended September 30, 2022, respectively, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.
Loans revenue decreased $3.8 million, or 12%, and $10.1 million, or 10%, for the three and nine months ended September 30, 2022, respectively, primarily due to decreases of 50% and 40%, respectively, in mortgages revenue driven by higher interest rates and continuing macroeconomic headwinds, partially offset by increases of 74% and 76%, respectively, in personal loans revenue driven by both organic growth as well as incorporating our recent acquisition of OTB.

Other verticals revenue increased $26.6 million, or 87%, and $58.6 million, or 62%, for the three and nine months ended September 30, 2022, respectively, driven by increases of 126% and 148%, respectively, in SMB products revenue, and 255% and 140%, respectively, in banking revenue primarily due to the rising interest rate environment. The increase for the nine month period was partially offset by an 18% decrease in insurance revenue reflecting inflation-driven profitability pressure on carriers.
Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$11.7	$7.5	$4.2	56%	$27.6	$21.3	$6.3	30%
Research and development	20.7	16.6	4.1	24%	58.2	43.6	14.6	33%
Sales and marketing	103.2	56.6	46.6	82%	288.1	207.8	80.3	39%
General and administrative	15.4	9.1	6.3	70%	43.8	26.9	16.9	63%
Change in fair value of contingent consideration related to earnouts	0.4	2.4	(2.0)	(87%)	6.1	10.1	(4.0)	(40%)
Total costs and expenses	$151.4	$92.2	$59.2	64%	$423.8	$309.7	$114.1	37%
Cost of revenue
Cost of revenue increased $4.2 million, or 56%, and $6.3 million, or 30%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, attributable to increases of $3.8 million and $6.2 million, respectively, in amortization expense related to capitalized software development costs and intangible assets related to our recent acquisition of OTB.
Research and development expense
Research and development expenses increased $4.1 million, or 24%, and $14.6 million, or 33%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, primarily attributable to increases of $4.0 million and $13.8 million, respectively, in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth.
Sales and marketing expense
For the three and nine months ended September 30, 2022, our total sales and marketing expense was comprised of approximately 27% and 33% for brand marketing, respectively, and 46% and 41% for performance marketing, respectively, with the remainder for organic & other marketing expenses. For the three and nine months ended September 30, 2021, our total sales and marketing expense was comprised of approximately 22% and 37% for brand marketing, respectively, and 44% and 36% for performance marketing, respectively, with the remainder for organic & other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $46.6 million, or 82%, and $80.3 million, or 39%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The increases were primarily attributable to increases of $23.1 million and $43.9 million in performance marketing expenses, $7.8 million and $18.7 million in organic & other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, and $15.7 million and $17.7 million in brand marketing expenses for the three and nine months ended September 30, 2022, respectively.
General and administrative expense
General and administrative expenses increased $6.3 million, or 70%, and $16.9 million, or 63%, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively, primarily attributable to increases of $3.0 million and $8.1 million, respectively, in personnel-related costs mainly due to higher stock-based compensation and increased headcount, $1.1 million and $3.3 million, respectively, in director and officer liability insurance costs, and $1.2 million and $3.3 million, respectively, in acquisition-related costs primarily due to costs related to our acquisition of OTB.

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
Other expense, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2022	2021	$	%	2022	2021	$	%
Interest income	$0.5	$—	$0.5	NM	$0.6	$—	$0.6	NM
Interest expense	(0.9)	(0.4)	(0.5)	155%	(1.3)	(1.1)	(0.2)	24%
Other gains (losses), net	—	(0.1)	0.1	NM	—	1.1	(1.1)	NM
Total other expense, net	$(0.4)	$(0.5)	$0.1	15%	$(0.7)	$—	$(0.7)	NM
Other expense, net decreased $0.1 million, or 15%, and increased $0.7 million for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, respectively. The increase for the nine month period was primarily due to a $1.3 million nonrecurring gain in the nine months ended September 30, 2021 which was partially offset by higher interest income.
Income tax provision (benefit)
We had income tax benefits of $9.9 million and $8.5 million for the three and nine months ended September 30, 2022, respectively, as compared to income tax provisions of $13.6 million and $5.0 million for the three and nine months ended September 30, 2021, respectively. Our effective tax rate was 107.5% and 30.9% for the three and nine months ended September 30, 2022, and 232.2% and (17.0%) for the three and nine months ended September 30, 2021, respectively, as compared to the U.S federal statutory income tax rate of 21%. During the three and nine months ended September 30, 2022, we recognized a tax benefit of $12.1 million related to the change in the Company’s existing full valuation allowance on deferred tax assets resulting from the recent acquisition of OTB, partially offset by higher capitalization of research and development expenses under new tax regulations effective in 2022. Our effective tax rates for the three and nine months ended September 30, 2021 reflect the impact of the valuation allowance recorded against our U.S. deferred tax assets of $13.2 million.

Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$0.7	$(7.8)	$(19.1)	$(34.6)
Depreciation and amortization	10.8	7.1	25.6	19.9
Stock-based compensation	9.1	4.3	25.3	10.8
Acquisition-related retention	1.4	—	1.4	—
Deferred compensation related to earnouts	0.4	0.6	1.2	1.5
Loss on disposal of assets	—	0.5	—	0.8
Change in fair value of contingent consideration related to earnouts	0.4	2.4	6.1	10.1
Acquisition-related expenses	1.2	—	3.4	0.1
Interest expense, net	0.4	0.4	0.7	1.1
Other (gains) losses, net	—	0.1	—	(1.1)
Income tax provision (benefit)	(9.9)	13.6	(8.5)	5.0
Adjusted EBITDA	$14.5	$21.2	$36.1	$13.6

Net income (loss) margin	0%	(8%)	(5%)	(12%)
Adjusted EBITDA margin[1]	10%	21%	9%	5%
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for a discussion of the decrease in net loss for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.
Adjusted EBITDA decreased $6.7 million and increased $22.5 million for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The changes were primarily attributable to decreases of $8.5 million and $15.5 million in net loss and increases in adjustments to reconcile Adjusted EBITDA to net income (loss), including $4.8 million and $14.5 million for stock-based compensation, and $3.7 million and $5.7 million for depreciation and amortization, offset by decreases of $23.5 million and $13.5 million for income taxes.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from September 30, 2022) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general corporate requirements, including working capital, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $138.4 million and $167.8 million, respectively.

Known Contractual and Other Obligations
A description of contractual commitments as of September 30, 2022 is included in Note 8 – Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the nine months ended September 30, 2022, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, we committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earnout consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022 performance. During the nine months ended September 30, 2022, we paid $32.5 million for the 2021 performance period, consisting of $30.5 million of contingent consideration and the remainder for deferred compensation related to earnouts. The remaining commitment for the 2022 performance period is expected to be settled over the next twelve months. Based on fair value measurements for contingent consideration liabilities (see Note 3 – Fair Value Measurements in the notes to our condensed consolidated financial statements), $30.3 million was recorded for contingent consideration as of September 30, 2022.
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
We believe our current cash and cash equivalents, future cash flow from operations, and access to our credit facility with Silicon Valley Bank and certain other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing. On July 7, 2022, we borrowed $70.0 million under our credit facility to finance the cash portion of the purchase consideration for the acquisition of OTB. See Note 5 — Business Combination in the notes to our condensed consolidated financial statements for further discussion. In September 2022, we amended the credit facility to, among other things, extend the termination date to December 2, 2023 from September 2, 2023, and to replace the Eurodollar Loan option (which was LIBOR based) with a Secured Overnight Financing Rate (SOFR) Loan option, with any outstanding Eurodollar Loans to convert to SOFR Loans at the next interest period. The outstanding balance on our credit facility was $70.0 million as of September 30, 2022, and there was no outstanding balance as of December 31, 2021. The available amount to borrow under our credit facility was $28.3 million and $94.7 million as of September 30, 2022 and December 31, 2021, respectively, which is equal to the available amount under the credit agreement of $30.0 million and $100.0 million, respectively, net of letters of credit with Silicon Valley Bank of $1.7 million and $5.3 million, respectively. Our credit facility contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2022 and December 31, 2021. See Note 7 — Debt in the notes to our condensed consolidated financial statements for further discussion on the credit facility.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$4.9	$(1.5)
Net cash used in investing activities	(94.3)	(16.3)
Net cash provided by (used in) financing activities	60.3	(14.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.1
Net decrease in cash and cash equivalents	$(29.4)	$(31.9)
Operating activities
Net cash provided by operating activities increased $6.4 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to a $15.5 million decrease in net loss, a $5.9 million increase in net cash outflow from changes in operating assets and liabilities, and a $3.2 million decrease in non-cash charges. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to a $11.5 million payment of contingent consideration, partially offset by a $6.2 million decrease related to operating lease liabilities. The decrease in non-cash charges was primarily due to a $17.1 million decrease in deferred taxes, partially offset by a $14.5 million increase in stock-based compensation.
Investing activities
Net cash used in investing activities increased $78.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to $69.5 million of cash paid, net of cash acquired, for our acquisition of OTB, as well as increases of $4.9 million in capitalized software development costs and $3.6 million in purchases of property and equipment.
Financing activities
Net cash provided by financing activities increased $74.5 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to $70.0 million of proceeds from our line of credit to finance the cash portion of the purchase consideration for our acquisition of OTB, and cash outflows in the prior-year period for repurchases of $12.4 million for Class F common stock, partially offset by a $19.0 million payment of contingent consideration.
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
During the nine months ended September 30, 2022, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
During the nine months ended September 30, 2022, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with any certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 8 – Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1+	NerdWallet, Inc. 2022 Inducement Equity Incentive Plan.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.2+	Form of RSU Inducement Award Agreement for OTB Founders under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan.	Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.3+	Form of RSU Inducement Award Agreement for Other Employees under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan.	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.4*
Amended and Restated Senior Secured Credit Facilities Credit Agreement between Silicon Valley Bank and the Registrant, dated February 19, 2021, as amended by the Third Amendment thereto, dated September 15, 2022.
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

NERDWALLET, INC.

Date:	November 2, 2022	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer