Form 10-K
period 2022-12-31
NERDWALLET, INC.
filed 2023-02-23
CIK 1625278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $213 million based upon the closing price of such shares on the Nasdaq Global Market on such date.
The registrant had outstanding 44,156,145 shares of Class A common stock and 31,685,652 shares of Class B common stock as of February 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the effect of macroeconomic developments, including but not limited to, inflation, rising interest rates, tightening credit markets and general macroeconomic uncertainty on our business results of operations, financial condition and stock price;
•our expectations regarding our future financial and operating performance, including total revenue, cost of revenue, Adjusted EBITDA and Monthly Unique Users;
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
•our ability to successfully identify, manage, and integrate any existing and potential acquisitions; and
•our ability to achieve expected synergies, accretive value and other benefits from completed acquisitions.
You should not rely on forward-looking statements as predictions or guarantees of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on our business or the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K speak only as of the date hereof. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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
At NerdWallet, we empower consumers—both individual consumers and SMBs—to make smarter financial decisions with confidence via our digital platform. Technology has changed the way consumers manage their financial lives, making them more comfortable with comparing and shopping for financial products online. This change has accelerated with the dramatic growth in companies offering innovative financial products. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance—ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial services industry becomes more fragmented and complex, we believe the need for trustworthy and knowledgeable financial guidance increases. Our objective remains the same: serve as a trusted financial ecosystem that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges..
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and the NerdWallet app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans, and has grown to include the United Kingdom (UK), Canadian and, more recently, Australian markets, with further international expansion as an opportunity for future growth. Across every touchpoint, the cornerstone of our platform is our consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
This trusted guidance has helped us build a large, loyal and well-informed audience of consumers who turn to us as a resource for many of their money questions and to shop for the best financial products for them. We then use machine learning to present personalized options using aggregated and scalable information. As a result, we have become an attractive partner for financial services providers wanting access to high-value consumers—consumers who might not otherwise trust these financial services providers’ recommendations because their guidance is inherently biased toward their own products.
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience—we had 20 million Monthly Unique Users (MUUs) per month on average in 2022. After doing research on our platform, these consumers are better informed about the financial decision they’re about to make and often primed and ready to transact. When consumers are more informed about their financial options, they make the appropriate decisions for their needs with confidence, increasing their lifetime value to financial services providers as customers. We have also received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Plus, as consumers’ smart money moves expand their options, they are eager to explore additional opportunities and products they are now eligible for, driving further demand for NerdWallet’s financial services partners. To meet the standards of more informed consumers, financial services providers in turn must engage in healthy competition for consumer mindshare and develop better financial products, further improving the outcomes for consumers.
For 13 years, NerdWallet has strived to provide consumers with clarity for all of their financial decisions: cutting through jargon, parsing terms and conditions, and simplifying complex ideas so consumers can make informed decisions about their money and pursue lives well-spent. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2022, we published our first-ever Environmental, Social and Governance (ESG) report to formalize our commitments and highlight how we achieve our goals with integrity. Our commitments are a natural extension of our mission and while ESG considerations have been part of the NerdWallet story since our inception, our 2022 ESG report has allowed us to articulate our vision and priorities clearly, and it will ensure we hold ourselves accountable for progress on critical ESG initiatives.
Our revenue was $538.9 million and $379.6 million for 2022 and 2021, respectively, representing year-over-year growth of 42%. We generated a net loss of $10.2 million for 2022, which decreased 76% from a net loss of $42.5 million for 2021.

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
Our Platform
We have developed a consumer-first platform that empowers consumers and SMBs to make well-informed financial decisions at the right time and with confidence. The cornerstone of our platform is consumer trust in the independent, objective, and relevant guidance we provide, free of charge. Given it is incredibly difficult for any one person to be deeply knowledgeable across all areas of personal finance, we have a 100+ person editorial team that functions as the “brains” behind our guidance. Our writers and editors, many of whom have joined us from notable publications, cover specific verticals day in and day out, and, as a result, are deeply knowledgeable about the financial areas they cover, producing high-quality and award-winning guidance. The work of our editorial team as a whole is not only a key reason consumers trust our brand and turn to us for many of their financial questions, it is also the foundation of our personalized guidance and our “nudges.” The guidance developed by our editorial team is codified by our product team to create the insights surfaced across our platform. It’s through this unique combination of human-powered guidance and machine learning capabilities, that we can provide consumers with high-quality and personalized insights, which help us advance toward being a trusted financial ecosystem, a single platform consumers and SMBs rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
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
•Acting as a Trusted Guide and Navigator, Providing Personalized Guidance. Democratizing access to financial guidance is only half of our vision; the other half is to make it frictionless for consumers to make financial decisions. We built our platform to appeal to both consumers looking to “do it themselves,” as well as those looking for more support managing their financial well-being. We make it easy for our Registered Users to stay on top of their money by centralizing many of their product decisions in one place. A Registered User is defined as an individual who has created an account on the NerdWallet platform, and is a standalone metric calculated independently from whether an individual accesses our platform in a given period. Consumers can get a holistic view of their finances, and hone in on specific details about their spending and saving patterns across accounts. By combining insights from our award-winning editorial team with our machine learning capabilities, we are able to recommend smart money moves via contextual “nudges.” As a result, we have become a one-stop-shop for consumers to track, manage and plan their financial futures.
•Providing Comprehensive Coverage Across Major Financial Verticals. Today, we have financial services partners in eight financial verticals: credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We partner with over 400 organizations, ranging from the largest financial services providers to the most disruptive startups. This comprehensive coverage shows consumers who may be seeking guidance in one area, such as credit cards, the expertise that we provide in other relevant verticals like renters insurance and deposit accounts. Our guidance, however, is not limited to areas with existing partner relationships or those that we monetize. We quickly adapt to the evolving financial interests of consumers and can easily add coverage in new areas. Throughout 2022, our Content Nerds reinforced trust during another period of macroeconomic volatility, providing guidance across a variety of pressing topics, including the impact of interest rate hikes on credit cards, mortgages, bank accounts and personal loans; how to save at the gas pump; the return to travel and student loan forbearance and repaying student debt.

Benefits of Our Platform for Our Partners
We bring our financial services partners well-matched and well-informed consumers. These consumers also frequently have desirable characteristics—they have higher credit scores and maintain higher levels of investable assets—making them highly attractive for our financial services partners. We have received feedback from financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Benefits that we provide to our financial services partners include:
•Huge Audience and Reach, with an Average of 20 million Consumers Turning to the Nerds This Year. During 2022, we averaged 20 million MUUs, up 4% from 2021. We also over-index on attracting consumers with high credit scores who are inundated with choices and seek an independent third party to help them find the right product for their distinct needs. These individuals receive many offers for financial products because they are often the most attractive customers for financial services providers as they tend to drive long-term value. We believe we drive strong conversion both on and off our platform. For example, tracking tests with our financial partners in our credit cards vertical have shown that on average, for every transaction that happens through NerdWallet, one or more additional transactions with a user occur with the partner as a result of the user previously engaging with our platform. This encourages our financial services partners to continue promoting their products through NerdWallet, as we are a channel for them to acquire attractive customers.
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
•Positive Brand Association. All of our articles, reviews and recommendations are written by our independent editorial team, and because of this, we believe consumers trust our assessment of the financial services and products offered on our platform. As a result, we believe that our financial services partners greatly benefit from placement on our Best-of Awards lists, in our reviews and within other NerdWallet content. In fact, nearly 60% of the financial services providers who won a 2022 Best-of Award promoted their designation in their own marketing efforts.
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

Our Growth Pillars
We believe our ability to execute against our strategy and invest in our three pillars of growth- “Land and Expand,” “Vertical Integration,” and “Registrations and Data-Driven Engagement''- helps us advance toward becoming a trusted financial ecosystem. With our trusted financial ecosystem, we will provide a single platform that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges. This will provide our users with more clarity and confidence around their finances and help grow and diversify our business through reoccurring engagement and revenue.
•Land and Expand. Our trusted brand and organic reach keep us well-positioned to land and expand in new financial areas and geographies. As we look to add capabilities within our existing verticals and enter new verticals like Medicare and cryptocurrency, our brand paves the way for us to meet consumer demand. By improving the quality of our guidance within existing verticals, we believe we can enhance the experience for our users and continue to build recurring revenue streams. Our approach for new vertical expansion is well-defined—provide trusted content and tools to attract organic traffic, then leverage our brand and marketing expertise to accelerate growth. Expansion to new verticals allows us to address more of our consumers’ needs and increases our potential for cross-selling, thereby making existing verticals and marketing channels more efficient. We also believe there is significant potential for us to grow the global reach of our platform. Our success in the United States and our strong brand give us a solid foundation to expand our international footprint in markets like the United Kingdom in 2020, Canada in 2021 and most recently, Australia.
•Vertical Integration. Our distinct ability to combine our trusted brand and massive top-of-funnel reach with best-in-class user experiences helps us vertically integrate in areas and topics that capture re-occurring revenue. For example, in 2020, we acquired Fundera to improve our offering for SMBs. Upon integration, we combined NerdWallet’s top-of-funnel strength with Fundera’s monetization strategy, which added a recurring revenue tail. In 2022, our SMB vertical achieved triple digit year-over-year growth as they successfully directed organic traffic through an efficient funnel. Given this success, we furthered our vertical integration efforts in 2022 through our acquisition of On the Barrelhead, a loan matching platform that provides consumers and SMBs with product recommendations. Similar to the vertical integration approach utilized with Fundera, we expect that by pairing On the Barrelhead’s loan matching platform with NerdWallet’s trusted brand and massive reach, we can offer our users more personalized and compelling recommendations, leading to better customer experiences and improved monetization.
•Registration and Data-Driven Engagement. Critical to our aspiration of delivering consumers and SMBs with a trusted financial ecosystem is our ability to register and engage users - in turn allowing us to drive repeat visits, collect data and provide users with unique insights via nudges. We are focused on growing the traffic and engagement on our platform, as well as increasing our number of Registered Users, who have a lifetime revenue value five times greater than our non-registered users and more than twice the transactions and sessions, on average. We have made significant progress in our efforts, and since 2016, we have started converting unique users into Registered Users that utilize our consumer decisioning tools and increased machine learning functionality. We had Registered Users of 8 million as of December 31, 2020, over 10 million as of December 31, 2021 and 14 million as of December 31, 2022. Full-year Registered User revenue increased over 80% from 2021 to 2022. We will continue to invest in building efficient and scalable technical capabilities to deliver personalized guidance and nudge consumers, at the right time, to take action based on our advice. With better machine learning, we believe our recommendations and contextual nudges will encourage repeat engagement and user registration on our platform. As more consumers use our platform and engage with our extensive financial guidance and tools, our consumer and transaction database grows and our product recommendations yield higher success rates. This increases user satisfaction, converting more users into Registered Users and improving repeat user rates. As we apply machine learning to match more high-quality consumers with products and services, our platform becomes increasingly valuable to financial services partners, too. This, in turn, attracts new partners and new financial products to the platform. More partners and more products serve to further increase the success rates of consumers using our platform, all of which drives our growth. This creates a unique value proposition for all constituents in our ecosystem, making our platform more valuable.
Our Market Opportunity
We have a substantial market opportunity in the growing global market for financial services. Our comprehensive platform serves a broad set of financial verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.

Our current and primary addressable market opportunity is U.S. financial services digital advertising spend, which is expected to be more than $32 billion in 2022 and has been growing at double digit rates annually, according to eMarketer. As digital advertising spend continues to increase as a percentage of overall advertising spend, we expect our addressable market opportunity to grow along with it.
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
•Learn. Our mission is to provide clarity for all of life’s financial decisions, and we provide resources that make even the most complicated financial questions and topics simple to understand. The resources consumers can access on our platform include articles, calculators, videos and podcasts. We do this with our award-winning editorial team of Nerds who create and curate NerdWallet’s house views on a wide variety of personal finance topics. Our writers and editors, many of whom have joined us from notable publications, cover specific verticals day in and day out, and, as a result, are deeply knowledgeable about the financial areas they cover, producing high-quality and award-winning guidance. This trusted guidance has enabled us to build a large, well-informed audience, many of whom are ready to transact. Accordingly, we have become an attractive partner for financial services providers wanting to reach these high value consumers. Today, our platform stretches across many verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. These capabilities help consumers make educated decisions about financial products, while allowing us to provide our financial services partners with informed consumers ready to transact.
•Shop. NerdWallet’s platform and intuitive user interface help consumers find the products that best match their searches, instilling confidence in their financial decisions. Consumers can easily explore available products, filter results according to their specific needs, sort by NerdWallet rating and narrow down their options with the help of various tools, including side-by-side comparisons, “Best-of” lists and financial product reviews. In our credit card and loans verticals, we also offer the ability to personalize our recommendations by matching consumers to the appropriate lender for their unique needs.
•Manage. NerdWallet makes it easy for our Registered Users to stay on top of their money by centralizing many of their financial decisions in one place. Consumers can get a holistic view of their finances, and hone in on specific details about their spending and saving patterns across accounts. By codifying insights from our award-winning editorial team, we are able to recommend smart money moves via contextual “nudges” for example, letting consumers know that the improvement in their credit score means that they could qualify for lower auto insurance rates. As a result, NerdWallet has become a one-stop-shop for consumers to track, manage and plan their financial futures.
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
Partner Access
Our platform manages over 400 financial services partners across eight verticals. We have a team focused on ingesting and aggregating data from our financial services partners across our verticals and financial products to surface and apply product details and attributes for matching with consumers. Our partner data ingestion, quality and compliance processes ensures accuracy and scalability across our platform. We are able to onboard new partners quickly with significantly lower partner marketing compliance risk—for example, inaccurate displays of rewards, fees, or interest rates. Our partner platform also includes the ability to integrate prequalification experiences and targeting engines.
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
•For some loans products, we operate a prequalification system that assists consumers through the underwriting process. Additionally, On the Barrelhead’s loan-matching platform unlocks more personalized and compelling recommendations, leading to better customer experiences and improved monetization.
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
Environmental, Social and Governance
Our mission, to provide clarity for all of life’s financial decisions, is rooted in our belief that both individual consumers and SMBs should be empowered to make financial decisions with confidence. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2022, we published our first-ever Environmental, Social and Governance (ESG) report to formalize our commitments and highlight how we achieve our goals with integrity. You can find the report at https://www.nerdwallet.com/environmental-social-governance. Our commitments are a natural extension of our mission and while ESG considerations have been part of the NerdWallet story since our inception, our 2022 ESG report has allowed us to articulate our vision and priorities clearly, and it will ensure we hold ourselves accountable for progress on critical ESG initiatives.
Our ESG strategy is founded on three pillars:
•Achieving Our Vision, or the work we do to create a world in which everyone makes financial decisions with confidence. We know that not everyone has access to the information they need to make confident decisions, that not everyone is adequately served by financial incumbents, and addressing these inequities is endemic to our DNA.
•Investing in Our Nerds, or the work we do to provide our talented Nerds with an equitable and inclusive workplace in which they can thrive professionally and personally. Our Nerds are eager to make an impact, and we want to empower them in pursuit of our shared and individual goals.
•Building a Socially Responsible Business, or the work we do to ensure that our business practices protect and improve the lives of our consumers, our Nerds, and our wider world.

Employees and Human Capital
NerdWallet is defined by its vision, a world where everyone makes financial decisions with confidence. We attract people who are passionate about bringing our mission to life and inspired by the possibility of making real change—to brighten futures, ask hard questions, usher in solutions and provide our consumers with clarity and confidence. As of December 31, 2022, we had over 770 full‑time employees, of which approximately 92% are located throughout the United States and 8% are located internationally. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced any work stoppages.
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
Diversity, Equity and Inclusion
At NerdWallet, we aspire to provide people with the confidence they need to live their best lives—however they identify. For our consumers, this means building their financial confidence. For our Nerds, this means fostering an inclusive culture that allows all Nerds to be their authentic selves, grow their skills, contribute, and thrive with the confidence of belonging. Our three-year DEI goal involves continually increasing representation among women in leadership and women in tech, and in the U.S. across underrepresented races and ethnicities. Our key initiatives include:
•Offering learning sessions and resources for Nerds and managers to help build an inclusive workplace.
~~•~~Supporting 5 employee-led employee resource groups, which provide supportive communities for various employee populations and their allies: NerdOut!, NerdParents, NerdWomen, Nerds of Color and NerdWallet Women in Data & Engineering.
•We received Plan Approved status by Black Equity at Work from Management Leadership for Tomorrow (MLT). This rigorous three-year route to certification features a data-driven and comprehensive plan to drive and support racial equity at NerdWallet.
•We use a third-party platform to analyze our employee salaries for gaps based on race or gender twice a year.
•Offering Learning and Activism Days to inspire and encourage Nerds to grow and give back to their communities. In 2022, we launched our First Annual Nerds Pay It Forward Day, a dedicated volunteer day to encourage all NerdWallet employees to give back to their communities.
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
•Training, Learning and Development - In line with our Relentless Self-Improvement value, we encourage our employees to seek out professional development opportunities and we provide them with a yearly education stipend. In addition, we provide in-house opportunities for career development, including in-depth training as part of our New Manager Lab and our Career Accelerator Program (CAP) and Leadership Empowerment Accelerator Program (LEAP) aimed to increase representation of underrepresented races and ethnicities, women in leadership and women in tech and propel underrepresented women into leadership positions.
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

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the section titled “Risk Factors—Risks Related to Our Technology, Security and Intellectual Property—Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.”
Regulation
We market and provide our products and services in heavily regulated industries through a number of different channels across the U.S.,the UK and Canada. As a result, aspects of our business are potentially subject to a variety of U.S., UK and Canadian laws and regulations, including:
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
•The Federal Trade Commission Act (FTC Act), which, among other things, imposes a broad prohibition on Unfair and Deceptive Acts and Practices in or affecting commerce, and is enforced by the Federal Trade Commission and Canada’s Competition Act;
•State laws that impose prohibitions on Unfair, Deceptive and Abusive Acts and Practices similar to the Dodd-Frank Act and FTC Act’s prohibitions;
•Federal, state and provincial licensing laws;
•Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and Canada’s Anti-Spam Legislation (CASL);
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
•Use of social media, influencers, affiliate marketing, email and text messages may adversely impact our brand and reputation or subject us to fines or other penalties.
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
•Our financial performance is dependent on our ability to successfully refer users to financial services partners, and these partners are not precluded from offering products and services outside of our platform.
•Macroeconomic developments such as inflationary conditions in the U.S. have caused macroeconomic uncertainty and may have an adverse impact on our business, results of operations l and our vertical diversification strategy.
•Adverse conditions in the consumer finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations if our financial services partners reduce their marketing budgets and decrease spending on our platform.
•Changes in the loans markets could harm our business, financial condition and results of operations.

•Our business is subject to a variety of financial regulations in the U.S., UK, Canada and Australia, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
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
•we do not obtain regulatory approvals necessary for expansion into new verticals, geographies or to launch new products, product features or tools;
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
We are dependent on internet search engines, primarily Google, to direct traffic to our platform, including our website. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, and without prior notice to us. If that occurs, we may experience significant declines in the organic search ranking of our search results, leading to a decrease in traffic to our platform. We have experienced declines in traffic and user growth as a result of these changes in the past, and anticipate fluctuations as a result of such actions in the future. The introduction of AI-assisted technologies may impact the relevance of search engines and also result in declines in our search engine ranking, leading to decreased traffic to our platform, which may impact our financial results if we are not able to adapt our content strategy to a changing web search landscape.
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

Use of social media, influencers, affiliate marketing, email, and text messages may adversely impact our brand and reputation or subject us to fines or other penalties.
We use social media, including Facebook, Instagram and TikTok, as well as affiliate marketing, email, and SMS as part of our multi-channel approach to marketing. Laws and regulations governing the use of these platforms and other digital marketing channels are rapidly evolving. An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. It may also become more difficult for us or our affiliate marketing partners to comply with such laws, and future data privacy laws and regulations or industry standards may restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees, third parties acting at our direction or affiliate marketing partners who engage in advertising on our behalf to abide by applicable laws and regulations in the use of these platforms could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties, including our affiliate marketing partners, may knowingly or inadvertently make use of social media in ways that could lead to violations of marketing regulations issued by the FTC, SEC or CFPB. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.
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
Historically, all of our business has been generated in the U.S. and we have little experience operating internationally. In 2020, we entered the UK market with our acquisition of Notice Media Ltd. (doing business as Know Your Money), an online provider of financial guidance and tools based in the UK. We entered the Canadian and Australian markets organically in the third quarter of 2021 and the fourth quarter of 2022, respectively. We believe our growth strategy depends, in part, on our continued international expansion. We continue to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. Our existing international operations and further international expansion are subject to a number of difficulties and risks, including:
•challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture and employee programs across all of our offices, including those resulting from cultural differences and geographic dispersion;
•required compliance with existing and changing foreign regulatory requirements and laws that are or may be applicable to our business in the future, such as the European Union’s General Data Protection Regulation (GDPR) and other data privacy requirements; labor and employment regulations; anti-competition regulations; regulatory laws and requirements for licenses and authorizations; and the UK Bribery Act of 2010 and other anti-corruption laws;
•required compliance with U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control and other governmental entities;
•difficulties identifying, obtaining, and maintaining the government approvals, authorizations, or licensures required to conduct our business in foreign markets;
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
As we continue to expand our international operations, our success will depend in large part on our ability to anticipate and effectively manage these risks, which in turn will require significant management attention and financial resources. In addition, certain international markets where we do business, such as the UK are subject to significant economic uncertainty. Significant economic developments in the UK, or the perception that any of them could occur, creates further challenges for operating in this market. If we are unable to successfully manage any of these risks, our existing international operations and any future international expansion could be compromised, which could harm our business, financial condition and results of operations.
We are making substantial investments in new product offerings and technologies, and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.
We have made substantial investments to develop new product offerings and technologies, including our mobile application, personal finance management tools, our data infrastructure and our recommendation engine, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products and product offerings. We expect to increase our investments in these new initiatives in the near term which may result in lower margins. Additionally, following our acquisition of On the Barrelhead (OTB) in the third quarter of 2022, we plan to invest significant resources to integrate, develop and expand new offerings using our newly acquired technology. We also expect to spend substantial amounts as we seek to grow the verticals in which we operate our platform and increase our scale, and to expand our offerings to additional geographic markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves strategies, technologies and regulatory requirements with which we have limited or no prior development or operating experience. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that product offerings developed by others will render our product offerings noncompetitive or obsolete. Further, our development efforts with respect to new product offerings and technologies could distract management from current operations, and will divert capital and other resources from our more established product offerings and technologies. Even if we are successful in developing new product offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new product offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed.
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
We have entered the UK, Canadian and Australian markets, and we believe our growth strategy depends, in part, on our continued international expansion. As we expand internationally, we will be vulnerable to economic downturns or other conditions that affect the domestic markets in the countries where we expand. However, until our international operations grow significantly, we will continue to be primarily dependent on U.S. consumers and U.S. economic conditions.

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
•Our ability to innovate and disrupt markets by offering or creating new and compelling products for consumers;
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

Risks Related to Our Industry and the Consumer Finance Economy
Macroeconomic developments such as inflationary conditions and a rising interest rate environment in the U.S. have caused macroeconomic uncertainty and may have an adverse impact on our business, results of operations and our vertical diversification strategy.
We began our business with our credit card vertical and have since grown our business to include seven additional verticals: mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We believe that our vertical diversification strategy has allowed us to navigate different kinds of macroeconomic conditions; in the recent past underperformance in one vertical has been offset by overperformance in another. For example, during the COVID-19 pandemic in 2020 when our credit card vertical was under pressure, other verticals such as the investing vertical and mortgage vertical were strong. Similarly in 2022, as interest rates began to increase and the mortgage and investing verticals were impacted, the credit card and SMB verticals were strong. We cannot, however, guarantee that this offsetting between our verticals will continue or that our business model will be able to withstand the various macroeconomic developments we may see in the future. Continued inflationary conditions, higher interest rates, and a tightening of credit markets would pose challenges to our business and may impact many of our verticals and may not be offset by performance in other verticals. Further, an unexpected or prolonged economic downturn, or rapidly rising or sustained high unemployment, would adversely affect our financial condition and results of operations.
Adverse conditions in the consumer finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations if our financial services partners reduce their marketing budgets and decrease spending on our platform.
We earn fees from our financial services partners by matching users with their products. Thus, our business is dependent on the consumer finance markets and the demand for the products offered by our financial services partners. We have not experienced a prolonged economic downturn since our founding following the Great Recession, but we would expect a market downturn to lead our financial services partners to tighten underwriting standards making it more difficult for users to be matched with their products and to implement cost-reduction initiatives that reduce or eliminate marketing budgets. Both of these actions would lead to decreased monetization on our platform and could adversely affect our business, financial condition and results of operations.
Changes in the loan markets could harm our business, financial condition and results of operations.
The loan market, including student loans, mortgages and personal loans, is an important part of our business. Fluctuations and constraints in the loan markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the loan markets by impacting the number of loan applications and loan approval rates which can adversely affect our business. In 2022 the U.S. Federal Reserve increased the benchmark federal funds rate multiple times in an attempt to rein in inflation. This policy change led to a softening of the housing market and reduced demand for mortgage refinancings and originations on our platform. At the same time inflationary conditions in the U.S. have led consumers to seek increased credit both in the form of credit cards and personal loans, but there may be changes to the risk appetite of our financial services partners as economic conditions become more uncertain or as they see higher rates of default from consumers. A tightening of underwriting standards by our financial services partners could negatively impact our loans vertical by making it more difficult for us to find matches for their products. In the student loan markets, a prolonged loan deferral program has negatively impacted our student loans vertical and a proposed loan forgiveness program by the Biden administration, if implemented, would continue to negatively impact our student loans vertical.

Risks Related to Regulation
Our business is subject to a variety of financial regulations in the U.S., Canada, Australia, and the UK, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
Aspects of our business are subject to a variety of federal, state and provincial financial and other laws in the U.S., Canada, Australia and UK, including laws, authorizations, and state or provincial licensing requirements relating to matching consumers with financial services providers; the marketing of mortgages, credit cards, personal loans, insurance, and other financial products and services; privacy and data security; investment advisory services; and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted prior to the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations. We also anticipate that U.S. federal regulators relevant to our business, such as the Federal Trade Commission and the Consumer Financial Protection Bureau, may pursue more enforcement actions under a Democratic administration. In addition, the government and regulatory authorities in the UK, Canada, Australia and U.S. including the respective federal agencies, state and provincial legislatures and regulators may from time to time enact new laws, regulations or guidance that may harm our business.
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
Most states require companies to hold licenses in order to solicit or broker loans secured by residential mortgages, and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these businesses. States also require licenses to undertake certain insurance brokerage activities and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these activities. In addition, some states may require licenses to conduct similar activity with respect to commercial loans, credit cards and unsecured personal loans to residents of those states, although the applicability of these requirements to our business varies depending on our products as well as the loan products, terms, and the types of institutions that we partner with. The UK, Canada, and Australia also have licensure requirements in order to solicit or offer qualitative assessments and comparison of certain financial products, such as loans secured by residential mortgages, consumer loans, credit cards, and insurance.
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
Regulations promulgated by some states or jurisdictions may also impose compliance obligations on directors, executive officers, and any person who acquires a certain percentage (for example, 10% or more) of the equity in a licensed entity, including requiring such persons to periodically file financial and other personal and business information with regulators. If any such person refuses or fails to comply with these requirements, we may be unable to obtain certain licenses and existing licensing arrangements may be jeopardized. The inability to obtain, or the loss of, required licenses could harm our business, financial condition and results of operations.

We collect, store use and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation and our business.
We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data we may be unable to provide consumers with a platform experience that is relevant, efficient and effective, which could adversely affect our business, financial condition and results of operations.
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
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. In addition, our acquisition agreements with KYM and Fundera, which we acquired in 2020, contain earn-out provisions. Disputes over whether the earn-out targets have been met could lead to litigation, management distraction and significant expense.
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
Utilization of our net operating loss carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized, and we recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2022. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors and his affiliated trusts hold all outstanding shares of Class B common stock, which as of December 31, 2022 constituted approximately 87.9% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 12.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate governance matters, transactions and all matters submitted to a vote of our stockholders, for the foreseeable future.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, and after becoming an accelerated filer and once we no longer qualify as an emerging growth company, our independent registered public accounting firm will also be required to provide an attestation report on our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If we or, if required, our auditors, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.
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
Sales of a substantial number of shares of our Class A common stock by our existing stockholders in the public market could cause our stock price to decline.
Substantially all of our shares of Class A common stock and Class B common stock are eligible for public sale, if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Class A common stock in the public market, the trading price of our Class A common stock could decline.
Certain holders of shares of our Class A common stock are entitled to rights with respect to the registration of their shares under the Securities Act as provided under the terms of an investors’ rights agreement between us and such stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.
We have registered on Form S-8 all shares of common stock that are issuable under our existing equity compensation plans, including our 2012 Equity Incentive Plan, our 2021 Equity Incentive Plan (2021 EIP) and our 2021 Employee Stock Purchase Plan (2021 ESPP). Additionally, the number of shares of our Class A common stock reserved for issuance under our 2021 EIP automatically increases on January 1 of each year, beginning on January 1, 2023, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or compensation committee. Furthermore, the number of shares of our Class A common stock reserved for issuance under our 2021 ESPP automatically increases on January 1 of each year, beginning on January 1, 2023, by the lesser of 1% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year and 850,000 shares, or a lesser number of shares determined by our board of directors or compensation committee. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
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
This provision would not apply to claims or causes of action brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Facilities
We maintain offices in San Francisco, California, New York, New York, Scottsdale, Arizona, Durango, Colorado and Norwich, UK. We lease all of our facilities and do not own any real property. We have a remote-first policy that allows for almost all roles to be remote on an ongoing basis. As a result, most of our employees transitioned or were hired into permanent remote status and are not required to report to an office for work. See discussion of our lease commitments in Note 9–Leases in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 8–Commitments and Contingencies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
Holders of Our Common Stock
As of February 16, 2023, there were 164 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 16, 2023, there were five stockholders of record of our Class B common stock, all of which are trusts affiliated with Tim Chen, our Chief Executive Officer and the Chairman of the Board of Directors.
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
There were no sales of unregistered equity securities during the year ended December 31, 2022.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act.
The graph below shows the cumulative total stockholder return on our Class A common stock between November 4, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2022 in comparison to the Nasdaq Composite Index and the S&P 500 Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index at their respective closing prices on November 4, 2021. The graph uses the closing market price on November 4, 2021 of $28.30 per share as the initial value of our Class A common stock. Data for the Nasdaq Composite Index and S&P 500 Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return
$125
$100
$75
$50
$25
$—
11/4/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
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
Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2022 refer to the year ended December 31, 2022, references to 2021 refer to the year ended December 31, 2021, and references to 2020 refer to the year ended December 31, 2020.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. For a discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
At NerdWallet, we empower consumers—both individual consumers and small and mid-sized businesses (SMBs)—to make smarter financial decisions with confidence. Technology, paired with the dramatic growth in innovative financial products, has changed the way consumers manage their financial lives; consumers are more comfortable than ever comparing and shopping for financial products online. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance by incorporating our proprietary data science models into our platform—ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial services industry becomes more fragmented and complex, we believe the need for trustworthy and knowledgeable financial guidance increases. Our objective remains the same: serve as a trusted financial ecosystem that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and our app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We expanded our guidance to the UK with our acquisition of Know Your Money (KYM) in 2020, and expanded organically into Canada during 2021 as well as Australia during 2022. Across every touchpoint, the cornerstone of our platform is consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
This trusted guidance has helped us build a large, loyal and well-informed audience of consumers who turn to us as a resource for many of their money questions and to shop for the best financial products for them. Due to this unique combination of a loyal audience, trusted guidance and tailored recommendations from our underlying machine learning technology, we have become an attractive partner for financial services providers wanting to access these high-value consumers—consumers who might not otherwise trust financial services providers’ recommendations.
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience, comprised of 20 million Monthly Unique Users (MUUs) on average in 2022 and 19 million on average in 2021. After doing research on our platform, consumers are better informed about the financial decision they’re about to make, which makes them primed and ready to transact. Consumers who visit NerdWallet tend to share a few other characteristics that make them attractive customers to our financial services partners: we have received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels and they are more eager to explore additional opportunities and products, driving demand for NerdWallet’s financial services partners.
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
Ability to Deepen Our Relationships with Our Financial Services Partners
We worked with over 400 financial services partners as of December 31, 2022. These companies are essential to helping us serve consumers and grow our business. Having a broad range of financial services partners across all of our verticals is important in offering consumers a wide selection of attractive products. Furthermore, all of our revenue is generated from our financial services partners, and as such, relationships with new and existing financial services partners are critical to the success of our business. We continuously aim to selectively add new financial services partners to our platform and to add coverage for additional verticals from existing partners. That said, maximizing the number of our financial services partners on our platform isn’t our primary focus—our focus is quality, and we aim to offer all of the top financial products on our platform. The success of our relationships with financial services partners is in large part based on our ability to provide them with interested and qualified consumers.
Economic Conditions and the Financial Well-Being of Consumers
Our business is reliant on economic conditions in the U.S. Any changes in the financial well-being of consumers, including as a result of inflation, economic recession, unemployment, government stimulus, or changes in monetary policy will affect the demand for various financial services products and therefore impact the number of individuals visiting our platform and our ability to earn revenue from matches completed on our platform. In particular, fluctuations in interest rates affect many of the products offered by our financial services partners, especially mortgages, personal loans, and banking products. Typically, when interest rates decline, we see accelerated consumer demand for loans which in turn leads to increased traffic to our platform. Conversely, when interest rates increase, we see slowed consumer demand for loans and accelerated demand for banking products.
Marketing
Our marketing strategy leverages multiple channels across brand marketing, performance marketing and organic marketing. Sales and marketing expense consists of: brand marketing, primarily advertising costs to increase brand awareness; performance marketing, primarily costs to drive traffic directly to our platform; and organic and other, primarily personnel-related costs for content and other marketing and sales teams. In 2022, approximately 28% of our total marketing expense was attributable to brand marketing, 45% to performance marketing, and the remainder to organic and other marketing expenses. In 2021, approximately 35% of our total marketing expense was attributable to brand marketing, 36% to performance marketing, and the remainder to organic and other marketing expenses. We evaluate the success of our brand marketing by measuring aided brand awareness, which has grown consistently on an annual basis since 2019.
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior. Performance marketing spend can be adjusted more quickly than brand marketing, which typically involves pre-committing to spend in future periods. As the COVID-19 headwinds subsided in 2021, we increased both brand and performance marketing to drive more MUUs to our platform. We increased sales and marketing expense in 2021 by 88% compared to 2020, and in 2022 by 38% compared to 2021.

In 2022, over 70% of all traffic to NerdWallet came organically through direct or unpaid channels, reflecting the strength of our brand and organic marketing efforts. Our in-house, award-winning and experienced editorial team leverages search-engine optimization best practices and technology, and designs interfaces to help consumers easily find the information they are seeking. Our editorial team also optimizes page structure to increase visibility, not only for organic search results, but also for Google’s premium features such as FAQs, featured snippets, and video results. Personnel-related expenses within organic marketing reflect our continued investment in building a comprehensive set of skills and expertise across our editorial team. We will continue to invest in our marketing channels going forward, and believe that our marketing strategy will continue to position NerdWallet as the trusted brand of choice in personal finance, improve traffic acquisition at all levels of the funnel, drive engagement and enable us to scale quickly across new consumer finance verticals and geographies.
Acquisitions
We have made acquisitions to expand into new verticals; to enter new markets and geographies; and to grow our platform so that our users have better outcomes. Our recent acquisitions include:
•On the Barrelhead. In July 2022, we acquired On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and small and mid-sized businesses (SMBs) with credit-driven product recommendations. Given the success of our Fundera acquisition within our SMB vertical, we are leveraging our vertical integration playbook to fully integrate OTB’s technology and expertise within our Loans portfolio. By pairing OTB’s loan matching platform with NerdWallet’s trusted brand and massive reach, we can offer our users more personalized and compelling recommendations, leading to better customer experiences and improved monetization.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. During 2022, we grew average MUUs to 20 million, which was up 4% compared to 2021, as we saw strong engagement in areas such as banking, travel and SMB products, and also began incorporating our acquisition of OTB in July 2022. Partially offsetting growth were declines from a continued challenging macroeconomic environment in both mortgages and investing. During 2021, we grew average MUUs to 19 million, which was up 23% compared to 2020, as we increased our sales and marketing expenditures in light of the continued economic recovery we experienced. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions and our strategic marketing decisions.

Adjusted EBITDA
We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.
We define Adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest expense, net, provision (benefit) for income taxes, and further exclude (1) losses (gains) on disposals of assets, (2) remeasurement of the embedded derivative in our previously outstanding long-term debt, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, and (6) acquisition-related costs.
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
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as depreciation of property and equipment, amortization of intangible assets, and (losses) gains on disposals of assets. Although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Non-GAAP Financial Measure” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.
Key Components of Our Results of Operations
Revenue
We generate substantially all of our revenue through fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead, and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when we match the consumer with the financial services partner. For some of our arrangements, the transaction price is considered variable and an estimate of the constrained transaction price is recorded when the match occurs. Our revenue generally includes three product categories: credit cards, loans and other verticals. Credit cards revenue includes revenue from consumer credit cards. Loans revenue includes revenue from personal loans, home mortgages, student loans and auto loans. Other verticals revenue includes revenue from other product sources, including insurance, banking, investing, and SMB products.

Cost of revenue
Cost of revenue consists primarily of amortization expense associated with capitalized software development costs and developed technology intangible assets related to our acquisitions, credit scoring fees, account linking fees, and third-party data center costs. We expect our cost of revenue to increase in absolute dollars for the foreseeable future to the extent that our business continues to grow. We expect our cost of revenue to decrease over time as a percentage of revenue as we recognize economies of scale. However, this percentage may fluctuate from year to year in the short term.
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
We expect our research and development expenses to increase in absolute dollars for the foreseeable future, primarily for increased headcount costs to further develop and innovate our platform. Over time, we expect research and development expenses to decrease as a percentage of revenue as our business grows and recognizes economies of scale. However, this percentage may fluctuate from period to period depending on the timing and extent of our research and development expenses.
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
Change in fair value of contingent consideration related to earnouts
Our acquisitions of Fundera and KYM include earn-out provisions which require us to pay additional consideration based on the achievement of certain performance measures for a stated period after the acquisition date. We measure this contingent consideration at fair value as of the acquisition date and record it as a liability on our consolidated balance sheet. The fair value of each contingent consideration liability is remeasured at the end of each reporting period, with any changes in fair value recognized as income or expense from operations in our consolidated income statement.
Other income (expense), net
Other income (expense), net is comprised of interest income, interest expense, and other gains (losses), net. Interest income consists primarily of interest earned on our cash and cash equivalents. Interest expense consists of interest costs related to our revolving credit facility and long-term debt, including amortization of the debt premium on our long-term debt. Other gains (losses), net is primarily related to changes in the fair value of the embedded derivative in our previously outstanding long-term debt, as well as realized and unrealized gains and losses on foreign currency transactions and balances. Other gains (losses), net for 2021 includes a gain on extinguishment of debt as well as a nonrecurring gain.

Income tax provision (benefit)
Our income tax provision (benefit) consists of federal and state income taxes. We have federal and state net operating loss carryforwards (NOLs), and federal and California research and development credit carryforwards, certain of which are subject to expiration dates if not utilized. Utilization of our NOLs and tax credit carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it is more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2022. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Comparison of Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Results of Operations

(in millions)
Year Ended December 31,	2022	2021	2020
Revenue	$538.9	$379.6	$245.3
Costs and expenses:
Cost of revenue	39.8	28.5	21.3
Research and development(1)	77.6	62.2	50.9
Sales and marketing(1)	375.6	271.3	144.0
General and administrative(1)	58.2	38.5	28.0
Change in fair value of contingent consideration related to earnouts	6.7	18.1	(0.8)
Total costs and expenses	557.9	418.6	243.4
Income (loss) from operations	(19.0)	(39.0)	1.9
Other income (expense), net:
Interest income	1.5	—	0.2
Interest expense	(2.5)	(1.3)	(1.1)
Other gains (losses), net	—	2.6	(0.1)
Total other income (expense), net	(1.0)	1.3	(1.0)
Income (loss) before income taxes	(20.0)	(37.7)	0.9
Income tax provision (benefit)	(9.8)	4.8	(4.4)
Net income (loss)	$(10.2)	$(42.5)	$5.3
______________
(1)Includes stock-based compensation as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Research and development	$12.0	$6.8	$3.1
Sales and marketing	12.4	5.8	1.9
General and administrative	10.0	5.3	1.4
Total	$34.4	$17.9	$6.4

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue:

Year Ended December 31,	2022	2021	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	7	8	9
Research and development	15	16	21
Sales and marketing	70	71	58
General and administrative	11	10	11
Change in fair value of contingent consideration related to earnouts	1	5	—
Total costs and expenses	104	110	99
Income (loss) from operations	(4)	(10)	1
Other income (expense), net:
Interest income	—	—	—
Interest expense	—	—	(1)
Other gains (losses), net	—	—	—
Total other income (expense), net	—	—	(1)
Income (loss) before income taxes	(4)	(10)	—
Income tax provision (benefit)	(2)	1	(2)
Net income (loss)	(2%)	(11%)	2%
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

(in millions)
Year Ended December 31,	2022	2021	$ Change	% Change
Credit cards	$210.3	$123.8	$86.5	70%
Loans	109.1	126.4	(17.3)	(14%)
Other verticals	219.5	129.4	90.1	70%
Total revenue	$538.9	$379.6	$159.3	42%
Revenue increased $159.3 million, or 42%, for 2022 compared to 2021, driven by strong growth in credit cards and other verticals revenues, partially offset by lower loans revenue.
Credit cards revenue increased $86.5 million, or 70%, for 2022 compared to 2021, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.
Loans revenue decreased $17.3 million, or 14%, for 2022 compared to 2021, primarily due to a 44% decrease in mortgages revenue primarily attributable to higher interest rates and continuing macroeconomic headwinds, partially offset by a 72% increase in personal loans revenue driven by both organic growth as well as incorporating our acquisition of OTB in July 2022.
Other verticals revenue increased $90.1 million, or 70%, for 2022 compared to 2021, primarily driven by increases of 130% in SMB products revenue following our acquisition of Fundera and 179% in banking revenue primarily due to the rising interest rate environment.

Costs and Expenses

(in millions)
Year Ended December 31,	2022	2021	$ Change	% Change
Cost of revenue	$39.8	$28.5	$11.3	39%
Research and development	77.6	62.2	15.4	25%
Sales and marketing	375.6	271.3	104.3	38%
General and administrative	58.2	38.5	19.7	51%
Change in fair value of contingent consideration related to earnouts	6.7	18.1	(11.4)	(63%)
Total costs and expenses	$557.9	$418.6	$139.3	33%
Cost of revenue
Cost of revenue increased $11.3 million, or 39%, for 2022 compared to 2021. The increase was primarily attributable to a $10.2 million increase in amortization expense related to capitalized software development costs and intangible assets. Amortization of intangible assets increased $4.9 million related to our acquisition of OTB in the second half of 2022.
Research and development expense
Research and development expenses increased $15.4 million, or 25%, for 2022 compared to 2021. The increase was primarily attributable to a $14.3 million increase in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth.
Sales and marketing expense
For 2022 and 2021, our total sales and marketing expense was comprised of approximately 45% and 36% for performance marketing, respectively, and 28% and 35% for brand marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $104.3 million, or 38%, for 2022 compared to 2021. The increase was primarily attributable to increases of $70.3 million in performance marketing expenses, $23.3 million in organic and other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, and $10.7 million in brand marketing expenses.
General and administrative expense
General and administrative expenses increased $19.7 million, or 51%, for 2022 compared to 2021, primarily attributable to increases of $9.5 million in personnel-related costs mainly due to higher stock-based compensation and increased headcount, $3.2 million in director and officer liability insurance costs, and $3.4 million in acquisition-related costs primarily due to costs related to our acquisition of OTB.
Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera and KYM in the second half of 2020. The fair value of the estimated contingent considerations is subject to remeasurement at each reporting date until the payments are made. See Note 1–The Company and its Significant Accounting Policies in the notes to our consolidated financial statements for further discussion regarding how we estimated the fair value of these contingent considerations.
Other income (expense), net

(in millions)
Year Ended December 31,	2022	2021	$ Change	% Change
Interest income	$1.5	$—	$1.5	NM
Interest expense	(2.5)	(1.3)	(1.2)	91%
Other gains, net	—	2.6	(2.6)	NM
Total other income (expense), net	$(1.0)	$1.3	$(2.3)	NM
The change in other income (expense), net for 2022 compared to 2021 was primarily attributable to a $1.5 million gain on extinguishment of debt and a $1.3 million nonrecurring gain, both in 2021.

Income tax provision (benefit)
We had an income tax benefit of $9.8 million for 2022, as compared to an income tax provision of $4.8 million in 2021. Our effective tax rate was 49.2% and (12.8%) for 2022 and 2021, respectively, as compared to the U.S. federal statutory income tax rate of 21%. During 2022, we recognized a tax benefit of $12.1 million related to the change in our existing full valuation allowance on deferred tax assets resulting from our acquisition of OTB, which was partially offset by higher capitalization of research and development expenses under new tax regulations effective in 2022. Our effective tax rate for 2021 reflects the impact of the valuation allowance recorded against our net U.S. deferred tax assets.
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
We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure. The following table presents a reconciliation of Adjusted EBITDA for each of the periods presented:

(in millions)
Year Ended December 31,	2022	2021	2020
Net income (loss)	$(10.2)	$(42.5)	$5.3
Depreciation and amortization	37.0	27.1	15.1
Stock-based compensation	34.4	17.9	6.4
Acquisition-related retention	2.8	—	—
Deferred compensation related to earnouts	1.7	2.1	—
Loss on disposal of assets	—	0.8	0.2
Change in fair value of contingent consideration related to earnouts	6.7	18.1	(0.8)
Acquisition-related expenses	3.5	0.1	1.6
Interest expense, net	1.0	1.3	0.9
Other (gains) losses, net	—	(2.6)	0.1
Income tax provision (benefit)	(9.8)	4.8	(4.4)
Adjusted EBITDA	$67.1	$27.1	$24.4

Net income (loss) margin	(2%)	(11%)	2%
Adjusted EBITDA margin[1]	12%	7%	10%
______________
(1)Represents adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the decrease in net loss for 2022 compared to 2021.
Adjusted EBITDA increased $40.0 million, or 148%, for 2022 compared to 2021. The increase was attributable to a $32.3 million decrease in net loss and increases in adjustments to reconcile Adjusted EBITDA to net loss, including $16.5 million for stock-based compensation and $9.9 million for depreciation and amortization, offset by decreases of $14.6 million for income taxes.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2022) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.

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
As of December 31, 2022 and 2021, we had cash and cash equivalents of $83.9 million and $167.8 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of December 31, 2022 is included in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our consolidated balance sheets but which we consider non-cancellable. As of December 31, 2022, amounts to be spent under non-cancellable purchase obligations were $5.7 million over the next twelve months, and annual amounts of approximately $4 million to $5 million from 2024 through 2026.
In addition, as part of the acquisitions of Know Your Money and Fundera, both in 2020, the Company committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earn-out consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 have been achieved and the contingent consideration liability was recorded at the full payout amount of $30.9 million (see Note 3–Fair Value Measurements in the notes to the consolidated financial statements), with the liability to be paid over the next twelve months.
In 2022, there was an outflow of $100.3 million of cash used in investing activities, primarily due to $68.1 million of cash paid, net of cash acquired, for our acquisition of OTB, as well as $27.6 million of capitalized software development costs. Additionally in 2022, there was an outflow of $8.4 million of cash used in financing activities, primarily driven by a $19.0 million payment of contingent consideration, partially offset by proceeds of $7.7 million from exercise of stock options and $4.5 million from issuance of common stock under our ESPP.
Trends, Uncertainties and Anticipated Sources of Funds
In order to grow our business, we intend to increase our personnel and related expenses and to make significant investments in our business. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new personnel and the scale of our development, as well as the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand to satisfy those needs.
We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing. If necessary, we may borrow up to $100 million under our credit facility with Silicon Valley Bank and certain other lenders, subject to borrowing conditions, which terminates on December 2, 2023. We had no outstanding balance on our credit facility as of December 31, 2022 or 2021. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of December 31, 2022 and 2021. For additional information on these covenants, see Note 7–Debt in the notes to the consolidated financial statements.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

(in millions)
Year Ended December 31,	2022	2021	2020
Net cash provided by operating activities	$25.0	$7.2	$15.4
Net cash used in investing activities	(100.3)	(23.0)	(55.4)
Net cash provided by (used in) financing activities	(8.4)	100.2	55.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	0.1
Net increase (decrease) in cash and cash equivalents	$(83.9)	$84.4	$15.8
A discussion and analysis of our changes in cash flows for 2022 compared to 2021 is presented below. For a discussion of our cash flows for 2021 and 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Operating activities
Net cash provided by operating activities increased $17.8 million in 2022 compared to 2021 driven by a $32.3 million decrease in net loss, partially offset by an $10.6 million increase in net cash outflow from changes in operating assets and liabilities and a $3.9 million decrease in non-cash charges. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to an $11.5 million payment of contingent consideration and a $10.8 million decrease in accrued expenses and other current liabilities, partially offset by an $8.9 million decrease in prepaid expenses and other assets. The decrease in non-cash charges was primarily due to decreases of $17.0 million in deferred taxes, $11.4 million in change in fair value of contingent consideration related to earnouts, and $5.3 million in non-cash lease costs, substantially offset by increases of $16.5 million in stock-based compensation, $9.9 million in depreciation and amortization, and $3.4 million in other, net.
Investing activities
Net cash used in investing activities increased $77.3 million in 2022 compared to 2021, primarily due to $68.1 million of cash paid, net of cash acquired, for our acquisition of OTB, and a $6.9 million increase in capitalized software development costs.
Financing activities
We had $8.4 million of net cash used in financing activities in 2022, as compared to $100.2 million of net cash provided by financing activities in 2021, primarily due to $140.0 million of net proceeds from our IPO in 2021, and a $19.0 million payment of contingent consideration in 2022, partially offset by a $28.5 million repayment in full of our subordinated promissory notes and $12.4 million of repurchases of Class F common stock, both in 2021. Additionally, we had $70.0 million of proceeds from our line of credit to finance the cash portion of the purchase consideration for our acquisition of OTB, with a $70.0 million repayment in full in December 2022.
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
The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. For a comprehensive list of all significant accounting policies, see Note 1–The Company and its Significant Accounting Policies in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K.
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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As a result of the goodwill impairment assessment in 2022, 2021 and 2020, we determined that it was not more likely than not that the fair value of its single reporting unit was less than its carrying amount. As such, goodwill was not impaired during 2022, 2021 and 2020.
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
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2022. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
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

The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the grant date fair value of stock-based awards. These assumptions include:
•Fair Value of Class A Common Stock—For periods over which our Class A common stock was not yet publicly traded, we were required to estimate the fair value of our Class A common stock. Our Board of Directors considered numerous objective and subjective factors to determine the fair value of our Class A common stock as discussed in “Common Stock Valuations” below. Subsequent to our IPO in November 2021, the fair value of our Class A common stock is determined on the grant date using the closing price of our Class A common stock.
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We estimate the expected term based on the simplified method.
•Expected Volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since we do not have sufficient trading history of our Class A common stock, we estimate the expected volatility by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the awards.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option award.
•Expected Dividend—We utilize a dividend yield of zero, as we do not currently issue dividends, nor do we expect to do so in the future.
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
Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements.
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
Foreign Currency Exchange Risk
Significantly all of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling and the Canadian dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., UK and Canada. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2022, 2021 and 2020. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We had cash and cash equivalents of $83.9 million and $167.8 million as of December 31, 2022 and 2021, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.
We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates due to changes in the fair market value of our portfolio. However, changes in market interest rates could adversely impact our business, financial condition and results of operations. For additional information, see the sections titled “Risk Factors—Risks Related to Our Industry and the Consumer Finance Economy.”
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NerdWallet, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NerdWallet, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
February 23, 2023
We have served as the Company’s auditor since 2015.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are in thousands and per share amounts)
As of December 31,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$83.9	$167.8
Accounts receivable—net	87.0	57.6
Prepaid expenses and other current assets	18.3	17.4
Total current assets	189.2	242.8
Property, equipment and software—net	49.1	34.9
Goodwill	111.2	43.8
Intangible assets—net	64.1	27.6
Right-of-use assets	11.3	13.9
Other assets	0.8	1.1
Total Assets	$425.7	$364.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3.6	$3.2
Accrued expenses and other current liabilities	37.9	32.1
Contingent consideration—current	30.9	30.5
Total current liabilities	72.4	65.8
Contingent consideration—noncurrent	—	24.2
Other liabilities—noncurrent	11.6	16.5
Total liabilities	84.0	106.5
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 75,120 and 66,722 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Additional paid-in capital	427.3	331.6
Accumulated other comprehensive income (loss)	(0.9)	0.5
Accumulated deficit	(84.7)	(74.5)
Total stockholders’ equity	341.7	257.6
Total Liabilities and Stockholders’ Equity	$425.7	$364.1

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
Year Ended December 31,	2022	2021	2020
Revenue	$538.9	$379.6	$245.3
Costs and Expenses:
Cost of revenue	39.8	28.5	21.3
Research and development	77.6	62.2	50.9
Sales and marketing	375.6	271.3	144.0
General and administrative	58.2	38.5	28.0
Change in fair value of contingent consideration related to earnouts	6.7	18.1	(0.8)
Total costs and expenses	557.9	418.6	243.4
Income (Loss) From Operations	(19.0)	(39.0)	1.9
Other income (expense), net:
Interest income	1.5	—	0.2
Interest expense	(2.5)	(1.3)	(1.1)
Other gains (losses), net	—	2.6	(0.1)
Total other income (expense), net	(1.0)	1.3	(1.0)
Income (loss) before income taxes	(20.0)	(37.7)	0.9
Income tax provision (benefit)	(9.8)	4.8	(4.4)
Net Income (Loss)	$(10.2)	$(42.5)	$5.3

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.14)	$(0.82)	$0.12
Diluted	$(0.14)	$(0.82)	$0.09
Weighted-average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	70.6	51.9	44.3
Diluted	70.6	51.9	56.3

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)
Year Ended December 31,	2022	2021	2020
Net Income (Loss)	$(10.2)	$(42.5)	$5.3
Other Comprehensive Income (Loss):
Change in foreign currency translation	(1.4)	(0.1)	0.6
Comprehensive Income (Loss)	$(11.6)	$(42.6)	$5.9

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	42,308	$—	780	$(1.6)	$29.8	$—	$(20.2)	$8.0
Issuance of Class A common stock in connection with equity offering	3,879	—			54.3			54.3
Issuance of Class A common stock upon exercise of stock options	2,701	—			8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	84	—						—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(26)	—			(0.4)			(0.4)
Repurchase of stock options					(0.4)			(0.4)
Repurchase of Class A common stock	(93)	—					(1.2)	(1.2)
Constructive retirement of treasury stock			(780)	1.6			(1.6)	—
Stock-based compensation					8.1			8.1
Other comprehensive income						0.6		0.6
Net income							5.3	5.3
Balance as of December 31, 2020	48,853	$—	—	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon initial public offering	8,338	—			134.8			134.8
Issuance of Class A common stock upon exercise of stock options	2,322	—			11.0			11.0
Issuance of Class A common stock pursuant to settlement of restricted stock units	647	—						—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(96)	—			(1.9)			(1.9)
Conversion of Series A redeemable convertible preferred stock to Class A common stock	58	—			0.5			0.5
Conversion of Series A redeemable convertible preferred stock to Class A common stock upon initial public offering	7,527	—			66.2			66.2
Repurchase of stock options							(1.4)	(1.4)
Repurchase of early exercised stock options	(3)	—						—
Repurchase of Class A common stock	(41)	—					(0.5)	(0.5)
Repurchase of Class F common stock	(883)	—					(12.4)	(12.4)
Stock-based compensation					21.2			21.2
Other comprehensive loss						(0.1)		(0.1)
Net loss							(42.5)	(42.5)
Balance as of December 31, 2021	66,722	$—	$—	$—	$331.6	$0.5	$(74.5)	$257.6

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	1,346	—	7.7			7.7
Vesting of early exercised stock options	—	—	0.2			0.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	1,521	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(44)	—	(0.6)			(0.6)
Issuance of Class A common stock under Employee Stock Purchase Plan	640	—	4.5			4.5
Issuance of Class A common stock for business combination	4,935	—	43.2			43.2
Stock-based compensation			40.7			40.7
Other comprehensive loss				(1.4)		(1.4)
Net loss					(10.2)	(10.2)
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2022	2021	2020
Operating Activities:
Net income (loss)	$(10.2)	$(42.5)	$5.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.0	27.1	15.1
Stock-based compensation	34.4	17.9	6.4
Change in fair value of contingent consideration related to earnouts	6.7	18.1	(0.8)
Deferred taxes	(12.6)	4.4	(4.6)
Non-cash lease costs	2.6	7.9	6.8
Other, net	1.3	(2.1)	(0.1)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(18.7)	(20.2)	1.0
Prepaid expenses and other assets	(0.7)	(9.6)	(4.8)
Accounts payable	(5.6)	(2.2)	3.6
Accrued expenses and other current liabilities	5.8	16.6	(5.3)
Payment of contingent consideration	(11.5)	—	—
Operating lease liabilities	(2.4)	(7.3)	(7.1)
Other liabilities	(1.1)	(0.9)	(0.1)
Net cash provided by operating activities	25.0	7.2	15.4
Investing Activities:
Capitalized software development costs	(27.6)	(20.7)	(17.4)
Purchase of property and equipment	(4.6)	(2.3)	(1.3)
Business combinations, net of cash acquired	(68.1)	—	(36.7)
Net cash used in investing activities	(100.3)	(23.0)	(55.4)
Financing Activities:
Payment of contingent consideration	(19.0)	—	—
Proceeds from line of credit	70.0	—	5.0
Payments on line of credit	(70.0)	—	(10.0)
Principal repayment of subordinated promissory notes	—	(28.5)	—
Repurchase of Series A redeemable convertible preferred stock	—	(2.1)	—
Proceeds from exercise of stock options	7.7	11.0	8.4
Issuance of Class A common stock under Employee Stock Purchase Plan	4.5	—	—
Tax payments related to net-share settlements on restricted stock units	(0.6)	(1.9)	(0.4)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	140.0	—
Payment of offering costs related to initial public offering	(1.0)	(4.0)	—
Issuance of Class A common stock	—	—	54.3
Repurchase of Class A common stock	—	(0.5)	(1.2)
Repurchase of Class F common stock	—	(12.4)	—
Repurchase of stock options	—	(1.4)	(0.4)
Net cash provided by (used in) financing activities	(8.4)	100.2	55.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	0.1
Net increase (decrease) in cash and cash equivalents	(83.9)	84.4	15.8
Cash and Cash Equivalents:
Beginning of year	167.8	83.4	67.6
End of year	$83.9	$167.8	$83.4

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2022	2021	2020
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.9	$0.5	$0.1
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	0.1	0.8	—
Offering costs related to initial public offering not yet paid	—	1.0	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$4.0	$0.3	$1.2
Cash paid for interest	1.9	2.5	1.4
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3.1	$8.2	$7.9
Lease liabilities arising from obtaining right-of-use assets	—	7.8	—
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The Company and its Significant Accounting Policies
Organization—NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its subsidiaries (collectively, the Company) provide consumer-driven advice about personal finance through its platform by connecting individuals and small and mid-sized businesses (SMBs) with providers of financial products.
Basis of Consolidation and Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2022.
Segments—Operating segments are defined as components of an enterprise for which discrete financial information is available that is reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a result, the Company has concluded that it has one operating segment. Significantly all of the Company’s revenue in 2022, 2021 and 2020 was from customers located in the United States. Significantly all of the Company’s long-lived assets as of December 31, 2022 and 2021 were located in the United States.
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include determination of stock-based compensation, valuation of embedded derivative, capitalization of software development costs, valuation of contingent consideration, valuation of goodwill and intangible assets, determination of associated useful lives of intangible assets and valuation of deferred tax assets. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company deposits cash with high credit quality financial institutions. All noninterest-bearing accounts are fully insured regardless of the balance of the account. This coverage is available at all FDIC member institutions. The Company uses Silicon Valley Bank, which is an FDIC insured institution. Based on these facts, collectability of bank balances appears to be adequately assured.
The Company had two customers which accounted for 15% and 12% of total accounts receivable as of December 31, 2022, and two customers which each accounted for 11% of total accounts receivable as of December 31, 2021. The Company had one customer which accounted for 12% of revenue in 2022, and no customer which accounted for more than 10% of revenue in 2021 or 2020. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), the Company’s customers are considered to be financial services providers (e.g., banks, credit card issuers, lenders, investment brokers and other entities) that seek to reach and receive leads, matches and referrals to the Company’s substantial audience of consumers (including SMBs) in exchange for agreed-upon fees.
Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the respective local currency. All assets and liabilities accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss), and in “Effect of exchange rate changes on cash and cash equivalents” on the consolidated statement of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Other gains (losses), net” on our consolidated statement of operations and were immaterial for all periods presented.
Cash and Cash Equivalents—Cash and cash equivalents include on demand deposits and money market funds with banks that have remaining maturities at the date of purchase of less than 90 days.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements—The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:
Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
Trade Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount or amounts due from customers via affiliate relationships at the end of each month. Invoiced amounts do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Accounts receivable are past due when they are outstanding longer than the contractual payment terms. The Company determines an allowance for credit losses by considering available information, including the length of time accounts receivable are past due, previous loss history, and reasonable and supportable expectations regarding the specific customer’s ability to pay its financial obligations. If the Company becomes aware of changes in circumstances that are indicative of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in operating results or changes in financial position, estimates of the allowance for credit losses are further adjusted. The allowance for doubtful accounts was $1.4 million and immaterial as of December 31, 2022 and 2021, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.
Property, Equipment, and Software, Net—Property, equipment, and software are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally three years for computers and equipment, three years for software, and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition or retirement, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected as operating expenses in the consolidated statement of operations.
Capitalized Software Development Costs—The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized in property and equipment and amortized on a straight-line basis over their estimated useful lives. Maintenance, training and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. As of December 31, 2022, the Company has not recorded material measurement period adjustments in connection with its business combinations.
Contingent Consideration—The fair value measurements of contingent consideration liabilities established in connection with business combinations are determined as of the acquisition date based on significant unobservable inputs, including forecasted revenues and costs of the acquired companies, the probability of meeting certain revenue or earnings targets defined in the merger agreements, and the discount rate. Contingent consideration liabilities are remeasured to fair value at each subsequent reporting date until the related contingency is resolved, with the remeasurement adjustment reported in the consolidated statement of operations. Changes to the fair value of the contingent consideration liabilities can result from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment is employed in determining the appropriateness of these inputs. Changes to the inputs described above could have a material impact on the Company’s financial position and results of operations in any given period.
Goodwill—The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if so, the quantitative test is performed. Under the qualitative assessment, factors that are considered include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit. Under the quantitative test, the Company first compares the carrying value of each reporting unit to its estimated fair value and if the fair value is determined to be less than the carrying value, we recognize an impairment loss for the difference.
Intangible Assets—Intangible assets include acquired intangible assets identified through business combinations, which are carried at the estimated fair value recorded upon acquisition less accumulated amortization, and purchased intangible assets, which are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization costs for developed technology is included in cost of revenue and amortization for customer relationships, trade names and user base are included in sales and marketing within the consolidated statement of operations. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.
Impairment of Long-Lived Assets—The Company reviews long-lived assets, including property and equipment, capitalized software development costs, and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured first by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets or asset group are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset or asset group.
Revenue Recognition—The Company generates substantially all its revenue through fees paid by its financial services partners in the form of either revenue per action, revenue per click, revenue per lead and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when the Company matches the consumer with the financial services partner. For some of the Company’s arrangements, the transaction price is considered variable and an estimate of the transaction price is recorded when the match occurs.
Under revenue recognition guidance, revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and promised goods and services have transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cost of Revenue—Cost of revenue consists primarily of amortization expense and impairment charges associated with capitalized software development costs and developed technology; credit scoring fees and account linking fees; and third-party data center costs.
Research and Development—Research and development expenses primarily consist of personnel related costs, technology and facility-related expenses and contractor expense for our engineering, product management, data and other personnel engaged in maintaining and enhancing the functionality of our platform. Research and development costs are expensed as incurred.
Sales and Marketing—Sales and marketing expenses include advertising and promotion costs, costs related to brand campaign fees, marketing, business operations team and editorial personnel and related costs, including stock-based compensation. Advertising is expensed as incurred. Advertising expense was $278.9 million, $197.3 million, and $106.8 million for 2022, 2021 and 2020, respectively.
Leases—The Company leases real estate facilities and general office equipment under operating leases expiring at various dates through 2029.
The Company’s right-of-use (ROU) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term, which may include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. At inception of the lease, the Company is not reasonably certain that any available lease extensions or renewal terms will be exercised. For this purpose, the Company considered lease term and only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company used the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. When determining the incremental borrowing rates, the Company considered information including, but not limited to, the lease term, the Company’s credit rating and interest rates of similar debt instruments with comparable credit ratings. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred in the consolidated statement of operations.
Nonlease components that are not fixed are expensed as incurred as variable lease payments. The Company’s lease agreements generally do not contain any residual guarantees or restrictive covenants.
Operating and finance leases are included in other assets, accrued expenses and other current liabilities, and other liabilities-noncurrent in the consolidated balance sheets.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards granted to employees, directors and nonemployees, including restricted stock units (RSUs), stock options and purchase rights granted under its employee stock purchase plan (ESPP), based on the estimated fair value of the awards on the date of grant. For RSUs, fair value is based on the fair value of our common stock on the grant date. For stock options, fair value is estimated using the Black-Scholes-Merton option-pricing model. For purchase rights granted under its ESPP, the Company estimates fair value using the component measurement approach with valuations of the components based on the Company’s stock price on the date of the grant and/or the Black-Scholes-Merton option-pricing model, as appropriate for the applicable components. Stock-based compensation is recognized on a straight-line basis over the requisite service period. The requisite service period of the awards is generally the same as the vesting period. The Company recognizes forfeitures as they occur for equity awards with only a service condition.
Income Taxes—The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and amounts recognized for income tax reporting purposes measured by applying currently enacted tax laws. A valuation allowance is provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
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
Comprehensive Income (Loss)—Comprehensive income (loss) is defined as a change in equity resulting from transactions from non-owner sources. Comprehensive income (loss) is comprised of all components of net income (loss) and all components of other comprehensive income (loss) within stockholders’ equity. Other comprehensive income (loss) includes adjustments for foreign currency translation.
Subsequent Events—The Company evaluated subsequent events through February 23, 2023, the date its consolidated financial statements were issued.
JOBS Act Accounting Election—The Company qualifies as an “emerging growth company” (EGC) as defined in the JOBS Act, and, as such, the Company may elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial condition and results of operations within its consolidated financial statements may not be comparable to those of other companies that have adopted new or revised accounting standards at an earlier date.
Recently Adopted Accounting Pronouncements—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, establishing ASC Topic 326, and amended the guidance thereafter (ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost; the Company’s financial assets that are in the scope of ASC 326 includes the Company’s accounts receivable, certain financial instruments and contract assets. ASC 326 replaces the prior incurred loss impairment model with an expected loss methodology, which results in more timely recognition of credit losses. The Company adopted the provisions of ASC 326 as of January 1, 2022 (two years after the effective date for public business entities due to the Company’s election under its EGC status), and such adoption did not have an impact on the Company’s financial condition and results of operations within its consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08), to address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The guidance in ASU 2021-08 states that an acquirer should recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2021-08 will be applied prospectively to any business combinations that occur during or after the fiscal year of adoption. The Company adopted the provisions of ASU 2021-08 as of January 1, 2022, and such adoption did not have an impact on the Company’s financial condition and results of operations within its consolidated financial statements.
Recently Issued Accounting Pronouncement Not Yet Adopted—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), establishing ASC Topic 848, and amended the guidance thereafter (ASC 848). ASC 848 provides optional expedients and exceptions for a limited period of time for accounting for contracts, hedging relationships and other transactions affected by the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. Optional expedients can be applied through December 31, 2024. Reference rate reform has not had a material impact with respect to any of the Company’s existing contracts, therefore, the Company has not been required to elect to apply any of the optional practical expedients and exceptions under ASC 848 as of the date of the financial statements. The Company will assess future changes in its contracts, including modifications, and the potential impact of electing to apply the optional practical expedients and exceptions under ASC 848 as they occur, but does not expect their application will have a material effect on its financial position or results of operations in its consolidated financial statements.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

(in millions)
Year Ended December 31,	2022	2021	2020
Credit cards	$210.3	$123.8	$78.2
Loans	109.1	126.4	81.3
Other verticals	219.5	129.4	85.8
Total revenue	$538.9	$379.6	$245.3
The contract asset recorded within prepaid expenses and other current assets on the consolidated balance sheet related to estimated variable consideration was $5.8 million and $3.0 million as of December 31, 2022 and 2021, respectively.
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
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2022
Assets:
Cash and cash equivalents—money market funds	$75.4	$—	$—	$75.4
Certificate of deposit	—	2.0	—	2.0
	$75.4	$2.0	$—	$77.4
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2021
Assets:
Cash and cash equivalents—money market funds	$164.9	$—	$—	$164.9
Certificate of deposit	—	2.0	—	2.0
	$164.9	$2.0	$—	$166.9
Liabilities:
Contingent consideration	$—	$—	$54.7	$54.7
The Company recognizes transfers among Level 1, Level 2 and Level 3 classifications as of the actual date of the events or change in circumstances that caused the transfers.
Level 3 liabilities consist entirely of contingent consideration, and the changes in fair values are as follows:

(in millions)
Year Ended December 31,	2022	2021
Balance as of beginning of year	$54.7	$36.5
Payment	(30.5)	—
Change in fair value, recognized in earnings	6.7	18.1
Other	—	0.1
Balance as of end of year	$30.9	$54.7
Contingent consideration liabilities related to acquisitions are measured at fair value each reporting period using Level 3 unobservable inputs. The contingent consideration liability is the estimated fair value of the earnout payments for the Fundera, Inc. (Fundera) and Know Your Money (KYM) business combinations. See Note 5–Business Combinations for additional information on the contingent consideration for each of the acquisitions.
As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 have been achieved and the contingent consideration liability was recorded at the full payout amount. The fair values of the estimated contingent considerations were previously determined based on the Company’s evaluation of the probability and amount of earnout that will be achieved based on expected future performance by the acquired entity. The Monte Carlo simulation models simulated the applicable figures over the earnout periods to calculate the estimated earnout payments. These payments were then discounted to present value based on the expected payment dates of the contingent considerations. The weighted average volatility was 45.5% and the weighted average discount rate was estimated to be 9.0% as of December 31, 2021.
4.Significant Consolidated Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

(in millions)
As of December 31,	2022	2021
Prepaid expenses	$10.4	$12.0
Contract assets	5.8	3.0
Certificate of deposit	2.0	2.0
Other current assets	0.1	0.4
Total prepaid expenses and other current assets	$18.3	$17.4

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, equipment and software, net consisted of the following:

(in millions)
As of December 31,	2022	2021
Capitalized software development costs	$105.7	$71.6
Office equipment	6.7	5.3
Furniture and fixtures	1.8	1.4
Leasehold improvements	2.3	3.7
Total property, equipment and software	116.5	82.0
Accumulated depreciation and amortization	(67.4)	(47.1)
Total property, equipment and software—net	$49.1	$34.9
The Company capitalized $34.1 million, $24.2 million and $19.2 million of software development costs, and recorded amortization expense of $22.1 million, $16.7 million and $12.5 million, during 2022, 2021 and 2020, respectively. Losses on disposal related to software development costs were $0.8 million and $0.2 million for 2021 and 2020, with no losses in 2022.
Depreciation and amortization expense, exclusive of amortization of capitalized software development costs and intangible assets, was $1.9 million, $2.4 million and $1.0 million in 2022, 2021 and 2020, respectively.
Accrued expenses and other current liabilities consisted of the following:

(in millions)
As of December 31,	2022	2021
Unbilled accounts payable	$26.1	$22.1
Accrued compensation	5.6	1.8
Operating lease liabilities	3.1	2.4
Deferred compensation liability related to earnouts	1.7	2.1
Other accrued expenses	1.4	3.7
Total accrued expenses and other current liabilities	$37.9	$32.1
Other liabilities—noncurrent consisted of the following:

(in millions)
As of December 31,	2022	2021
Operating lease liabilities	$9.6	$12.7
Deferred tax liability, net	1.2	1.8
Other noncurrent liabilities	0.8	2.0
Total other liabilities—noncurrent	$11.6	$16.5

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.Business Combinations
On the Barrelhead, Inc.—On July 11, 2022, the Company completed the acquisition of On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and SMBs with credit-driven product recommendations. The Company completed the acquisition of OTB under an Agreement and Plan of Merger and Reorganization.
Purchase Consideration
The purchase consideration consisted of the following:

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
Retention Agreements and Inducement Awards
Concurrently with the closing of the acquisition, the Company provided employment offer letters to OTB’s employees, including compensatory retention agreements with the co-founders of OTB which could result in up to $15.0 million of cash awards. Cash awards under these retention agreements are payable in equal installments on the first, second and third anniversary dates of the closing of the acquisition. Also concurrently with the closing of the acquisition, the Compensation Committee of the Company’s Board of Directors granted restricted stock unit (RSU) awards under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan (the Inducement Plan) to employees of OTB who were offered employment with the Company, which RSU awards had an aggregate grant date fair value on the acquisition date of $17.5 million, including $12.8 million of RSU awards to the co-founders of OTB, $2.3 million of RSU awards to six non-management employees of OTB and $2.4 million of RSU awards to all fourteen employees of OTB. The $12.8 million of RSU awards to the co-founders of OTB will generally vest in full upon the third anniversary of the closing of the acquisition. The $2.3 million of RSU awards to non-management employees of OTB will vest annually over four years, with 20% of the RSUs subject to vest on each of the first, second and third annual vesting dates and the remaining 40% of the RSUs subject to vest on the fourth annual vesting date. The $2.4 million of RSU awards granted to all employees of OTB will generally vest over four years subject to a one-year cliff and quarterly vesting thereafter. RSU awards under the Inducement Plan are subject to the conditions of the Inducement Plan and the terms and conditions of the grant agreements covering such awards. Compensation expenses under these employment offer letters and vesting of awards under these retention agreements and Inducement Plan are generally subject to the employees’ continued employment with the Company, and the fair value of such compensation and awards are excluded from the Purchase Price and accounted for separately from the business combination. The value of cash awards under these retention agreements are recognized as compensation expense ratably over the three-year period following the close of the acquisition. The value of RSU awards under the Inducement Plan are recognized as stock-based compensation ratably over the respective vesting terms of the awards.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Accounting
The acquisition has been accounted for as a business combination. The allocation of purchase consideration to the assets acquired and liabilities assumed is as follows:

(in millions)	Fair Value
Purchase Consideration	$118.2
Fair Value of Assets Acquired
Cash and cash equivalents	6.9
Accounts receivable	12.2
Intangible assets	50.1
Total assets	69.2
Fair Value of Liabilities Assumed
Accounts payable	6.4
Accrued expenses and other current liabilities	0.6
Deferred tax liability	12.1
Total liabilities	19.1
Less: Net Assets Acquired	50.1
Goodwill	$68.1
The acquired intangible assets consist of definite-lived assets with estimated fair values and useful lives as follows:

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
The Company recorded goodwill of $68.1 million, which represents the excess of the purchase consideration over the estimated fair value of the assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to synergies from combining the operations of the Company and OTB, as well as the value ascribed to the knowledge and experience of the OTB co-founders and employees. For income tax purposes, the acquisition is a stock purchase and goodwill is not tax deductible.
Acquisition-related costs of $3.5 million were incurred during 2022, and are included in general and administrative expense on the consolidated statements of operations. Due to the extensive level of integration of OTB’s technology and operations into the Company’s operations following the closing of the acquisition, the Company is not able to quantify the acquisition’s contribution following the closing of the acquisition to the Company’s revenue and operating loss for 2022, as the ability to objectively quantify such amounts would require a significant level of estimation.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented as if the OTB acquisition, including the related debt financing, was completed on January 1, 2021. The pro forma financial information includes the historical operating results of the Company and OTB prior to the acquisition, with adjustments directly attributable to the acquisition. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the preliminary fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to cash retention agreements, incremental interest expense related to debt drawn to finance the cash portion of the purchase price, the adjustment of acquisition-related expenses, and the related tax effects of pro forma adjustments for the respective periods.The unaudited pro forma financial information is as follows:

(in millions)
Year Ended December 31,	2022	2021
Revenue	$583.9	$417.7
Net loss	(21.9)	(51.7)
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
Fundera—In October 2020, the Company executed a merger agreement to acquire all outstanding shares of Fundera. Fundera is a company that provides an application that connects small businesses to lenders and covers everything from loans to legal services, free financial content and one-on-one access to experienced lending. Fundera was founded in 2013 and maintains an office in New York, NY. The acquisition date aggregate purchase price was $65.1 million, which consisted of the following:

(in millions)	Fair Value
Cash	$29.2
Fair value of contingent consideration	35.9
Total purchase price	$65.1
The total closing consideration for the Fundera acquisition was $29.2 million in cash, of which $4.6 million in cash was held in escrow for the settlement of general representation and warranty provisions. Further the Company could make up to two additional earnout payments based on achievement of Fundera’s future revenue and profitability milestones for 2021 and 2022. These additional payments, to the extent earned, will be payable in cash. See Note 3–Fair Value Measurements for further information on contingent consideration and additional payments made. The fair value of earnouts, which are subject to the recipients continued employment services was $2.7 million and was excluded from the aggregate purchase price and accounted for separately from the business combination. The amounts were recognized as compensation expense as earned through 2022, classified as research and development and sales and marketing expenses based on the recipients’ job functions, in the consolidated statement of operations. The Company has recorded a deferred compensation liability related to earnouts of $1.7 million as of December 31, 2022, which is included within accrued expenses and other current liabilities on the consolidated balance sheet.
As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 have been achieved and the contingent consideration liability was recorded at the full payout amount of $30.9 million. The estimated fair value of the contingent consideration was previously determined using a Monte Carlo simulation model, based upon available information and certain assumptions, known at the time the estimate was made, which management believes were reasonable.
At the time of acquisition, certain stock options held by Fundera employees were replaced with RSUs by the Company with a total fair value of $1.9 million. The vesting of these RSUs is contingent on continued employment, and was excluded from the aggregate purchase price. These awards are recognized as stock-based compensation ratably over the remaining vesting term through 2024.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company recorded goodwill of $37.3 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to Fundera as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of Fundera than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. For income tax purposes, the acquisition was a stock purchase and goodwill is not tax deductible. Acquisition-related costs of $1.0 million were incurred in 2020 and are included in general and administrative expense on the consolidated statement of operations. During the period from the acquisition date through December 31, 2020, the Company recognized revenue and loss before income tax for Fundera of $2.0 million and $0.3 million, respectively.
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
The Company’s historical financial information was adjusted based on currently available information and certain assumptions that the Company believes are reasonable under the circumstances. The unaudited supplemental pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, adjustments to stock-based compensation, the purchase accounting effect on interest expense, and transaction costs:

(in millions)
Year Ended December 31,	2020
Revenue	$262.6
Net income	$3.6

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Know Your Money—On September 30, 2020, the Company acquired all the outstanding shares of Notice Media Ltd., doing business as Know Your Money, an online provider of financial guidance and tools based in the United Kingdom. The aggregate purchase price transferred for KYM was $13.7 million, which consisted of the following:

(in millions)	Fair Value
Cash	$12.3
Fair value of contingent consideration	1.4
Total purchase price	$13.7
The Company paid $12.3 million in initial cash consideration and could have made up to two additional earnout payments based on certain defined operating metrics during the earnout periods January 1, 2021 through December 31, 2021 and January 1, 2022 through December 31, 2022. These additional payments, to the extent earned, would be payable in cash. As part of the transaction, the Company entered into additional earnouts which were subject to the recipients’ continued service. The fair value of such earnouts was $5.9 million, which was excluded from the aggregate purchase price and accounted for separately from the business combination. The amounts were recognized as compensation expense as earned over the earnout periods.
The estimated fair value of the contingent consideration related to KYM was immaterial as of December 31, 2022, and is included in contingent consideration in the consolidated balance sheet. The estimated fair value of the contingent consideration was previously determined using a Monte Carlo simulation model, based upon available information and certain assumptions, known at the time the estimate was made, which management believes were reasonable.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded goodwill of $6.0 million, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of the liabilities assumed. The goodwill is primarily attributable to KYM as a going concern, which represents the ability of the Company to earn a higher return on the collection of assets and business of KYM than if those assets and business were to be acquired and managed separately. The benefit of access to the workforce is an additional element of goodwill. For income tax purposes, the acquisition was a stock purchase and goodwill is not tax deductible. Acquisition-related costs of $0.5 million were incurred in 2020 and are included in general and administrative expense on the consolidated statement of operations. During the period from the acquisition date through December 31, 2020 the Company recognized revenue and loss before income tax for KYM of $1.5 million and $0.1 million, respectively. Pro forma results of operations have not been provided to reflect the KYM acquisition as such results would not have been materially different from the Company’s reported results.
6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)
Year Ended December 31,	2022	2021
Balance as of beginning of year	$43.8	$43.8
Acquisition of OTB	68.1	—
Foreign currency translation adjustment	(0.7)	—
Balance as of end of year	$111.2	$43.8
No impairment charges have been recorded for goodwill in 2022, 2021 or 2020.
Intangible assets with definite lives related to the following:

(dollars in millions)	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022
Technology	4.4	$55.3	$(9.7)	$45.6
User base	4.8	19.4	(6.0)	13.4
Customer relationships	2.0	12.2	(6.9)	5.3
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				(0.2)
Total		$87.3	$(23.0)	$64.1

(dollars in millions)	Weighted-Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2021
Technology	1.8	$6.4	$(2.8)	$3.6
User base	5.8	19.4	(3.2)	16.2
Customer relationships	2.8	11.0	(3.5)	7.5
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				0.3
Total		$37.2	$(9.9)	$27.6
Amortization expense related to definite-lived intangible assets was $13.0 million, $8.0 million and $1.6 million in 2022, 2021 and 2020, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense as of December 31, 2022 is as follows:

(in millions)
Years Ending December 31,	Amortization
2023	$17.4
2024	13.8
2025	13.5
2026	12.5
2027	7.1
Foreign currency translation adjustment	(0.2)
$64.1
No impairment charges have been recorded for intangible assets for 2022, 2021 or 2020.
7.Debt
Credit Facility—The Company maintains a Senior Secured Credit Facilities Credit Agreement with Silicon Valley Bank, which over time has been amended and restated (as amended and restated from time to time, the Credit Agreement). It is secured by certain qualifying accounts receivable of the Company.
The Credit Agreement provides for a revolving line of credit of up to $100.0 million with the option to increase up to an additional $25.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. In September 2022, the Company amended and restated the Credit Agreement to extend the termination date from September 2, 2023 to December 2, 2023, and to replace the Eurodollar Loan option (which was LIBOR based) with a Secured Overnight Financing Rate (SOFR) Loan option, with any outstanding Eurodollar Loans to convert to SOFR Loans at the next interest period. Under the terms of the Credit Agreement, revolving loans may be either SOFR Loans or ABR Loans. Outstanding SOFR Loans incur interest at the Adjusted SOFR Rate (which is defined in the Credit Agreement as Term SOFR plus a Term SOFR Adjustment equal to 0.10% for 1-month interest periods, 0.15% for 3-month interest periods, and 0.25% for 6-month interest periods, and, in each case, subject to a 1.00% floor), plus a margin of either 3.00% or 2.75% depending on usage. Outstanding ABR Loans will incur interest at the highest of the Prime Rate, as published by the Wall Street Journal, the federal funds rate in effect for such day plus 0.50%, and 3.25%, in each case a margin of either 1.75% or 2.00% will be applicable, depending on usage. The Company is charged a commitment fee of 0.30% per year for committed but unused amounts.

On July 7, 2022, the Company borrowed $70.0 million as a Eurodollar Loan under the Credit Agreement to finance the cash portion of the purchase consideration for the acquisition of OTB. This borrowing was fully repaid by the Company in December 2022.
There were no outstanding balances under the Credit Agreement at December 31, 2022 or 2021. The available amount to borrow under the Credit Agreement was $98.3 million and $94.7 million as of December 31, 2022 and 2021, respectively, which is equal to the available amount under the Credit Agreement of $100.0 million net of letters of credit with Silicon Valley Bank of $1.7 million and $5.3 million, respectively.
The Credit Agreement contains covenants limiting the Company’s ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
The Credit Agreement also contains financial covenants requiring the Company to maintain a minimum adjusted quick ratio and a minimum consolidated adjusted EBITDA if the adjusted quick ratio falls below a specified level, measured in each case at the end of each fiscal quarter. The Company is required to furnish audited financial statements within 90 days after the end of the fiscal year. The Company was in compliance with all financial covenants as of December 31, 2022 and 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Promissory Notes—During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued subordinated promissory notes (the Notes) with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and were scheduled to mature in January 2026. In November 2021, in connection with the Company’s IPO, the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes. Upon repayment of the Notes in November 2021, the Company recognized the remaining unamortized debt premium of $1.5 million as a gain on extinguishment of debt recorded to other gains (losses), net in the consolidated statement of operations.
8.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. See Note 7 – Debt and Note 9 – Leases for further discussion.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of December 31, 2022 or 2021.
9.Leases
Components of operating lease costs are as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Operating lease cost	$3.4	$8.6	$7.5
Sublease income	—	(1.5)	(1.8)
Net lease cost	$3.4	$7.1	$5.7
Lease term and discount rate are as follows:

As of December 31,	2022	2021
Weighted-average remaining lease term (years)	4.6	5.5
Weighted-average discount rate	5.3%	5.5%
Right-of-use assets were $11.3 million and $13.9 million as of December 31, 2022 and 2021, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities as of December 31, 2022 are as follows:

(in millions)
Years Ending December 31,	Amount
2023	$3.7
2024	3.8
2025	2.5
2026	1.2
2027	1.3
Thereafter	1.8
Total undiscounted cash flows	$14.3
Less: imputed interest	(1.6)
Present value of lease liabilities	$12.7
Less: lease liabilities, current	(3.1)
Total lease liabilities, noncurrent	$9.6
10.Redeemable Convertible Preferred Stock
In connection with the Company’s IPO which was completed on November 8, 2021, all 7.5 million shares of the Company’s then-outstanding Series A redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock.
A summary of the Company’s Series A redeemable convertible preferred stock activity is as follows:

(in millions, except share amounts which are in thousands)	2021		2020
Year Ended December 31,	Shares	Amount	Shares	Amount
Balance as of beginning of year	7,687	$68.8	7,687	$68.8
Repurchase of Series A redeemable convertible preferred stock	(102)	(2.1)	—	—
Conversion of Series A redeemable convertible preferred stock to Class A common stock	(58)	(0.5)	—	—
Conversion of Series A redeemable convertible preferred stock to Class A common stock upon initial public offering	(7,527)	(66.2)	—	—
Balance as of end of year	—	$—	7,687	$68.8
In March 2021, the Company repurchased 0.1 million shares of Series A redeemable convertible preferred stock from an affiliated entity of a former member of its Board of Directors for $2.1 million.

11.Stockholders’ Equity
Preferred Stock—Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the Company’s IPO on November 8, 2021, the Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors may fix the rights, preferences, privileges and restrictions of the preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. There were no shares of preferred stock outstanding as of December 31, 2022 or 2021.
Common Stock—Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the Company’s IPO on November 8, 2021, the Company is authorized to issue 296.7 million shares of common stock with a par value of $0.0001 per share, including 265.0 million shares of Class A common stock and 31.7 million shares of Class B common stock. In connection with the Company’s IPO, all 31.7 million shares of the Company’s then-outstanding Class F common stock were converted into an equal number of shares of Class B common stock.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2022 and 2021, there were 43.4 million and 35.0 million shares of Class A common stock issued and outstanding, respectively. Shares of Class B common stock issued and outstanding were 31.7 million as of both December 31, 2022 and 2021.
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
Common Stock Transfers and Repurchase—In February 2021, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 0.1 million shares of Class A common stock to an existing investor at $14.00 per share for an aggregate purchase price of $2.1 million. The price per share was equivalent to the estimated fair value of the Company’s common stock on December 31, 2020 as determined by its Board of Directors with the assistance of a third-party valuation specialist.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Common Shares Reserved for Future Issuance
The Company had reserved the following shares of Class A common stock for future issuance:

(in thousands)
As of December 31,	2022	2021
Shares outstanding from stock options and restricted stock units	13,517	10,261
Shares available for future equity award grants	7,554	3,679
Shares available for future ESPP offerings	201	841
Total shares reserved	21,272	14,781
Equity Incentive Plans—In 2012, the Company’s Board of Directors approved the adoption of the 2012 Equity Incentive Plan (the 2012 Plan). In October 2021, the Company’s Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the 2021 Plan) and the termination of the 2012 Plan, both of which became effective in connection with the Company’s IPO completed on November 8, 2021.
The 2021 Plan had an initial authorization to grant share-based awards for up to 4.1 million shares of Class A common stock, and additionally provides that any shares subject to outstanding awards under the 2012 Plan that are terminated, expire, are forfeited due to a failure to vest, are reacquired or withheld to satisfy a tax withholding obligation or to satisfy the purchase price or exercise price of a stock award will be added to the 2021 Plan and made available for future issuance. The termination of the 2012 Plan had no impact on the terms of outstanding awards under that plan. At the Company’s 2022 annual meeting of stockholders on May 25, 2022, the stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the aggregate number of shares of Class A common stock reserved for issuance thereunder by 8.0 million shares. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting January 1, 2023 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase.
Additionally, concurrent with the closing of the acquisition of OTB on July 11, 2022, the Compensation Committee of the Company’s Board of Directors granted RSU awards under the Inducement Plan to employees of OTB who were offered employment with the Company. See Note 5—Business Combination for further discussion. The 2021 Plan and the predecessor 2012 Plan, both as amended, along with the Inducement Plan (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock units and restricted stock awards to employees, non-employee directors and consultants of the Company. Options to purchase Class A common stock granted under the Plans continue to vest until the last day of employment and generally will vest 25% in the first year and monthly thereafter (for a total vesting period of 4 years), and expire 10 years from the date of grant. Class A common stock awards are generally issued to officers, directors, employees and consultants, and vest according to an award-specific schedule as approved by the Board of Directors.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2021	6,443	$8.84	6.5	$45.3
Granted	1,324	$10.70
Exercised	(1,346)	$5.93
Cancelled/forfeited	(309)	$10.38
Balance as of December 31, 2022	6,112	$9.81	6.7	$11.9
Vested and exercisable as of December 31, 2022	3,861	$8.03	5.6	$11.2
The weighted-average grant-date fair value of options granted during 2022, 2021 and 2020 was $5.54, $9.60 and $6.28 per share, respectively. The intrinsic value of options exercised was $6.7 million, $30.0 million and $25.9 million during 2022, 2021 and 2020, respectively.
Total unrecognized compensation cost related to non-vested stock options granted under the Plans was $15.6 million as of December 31, 2022, with the cost expected to be recognized over a weighted-average period of 2.6 years.
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
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

Year Ended December 31,	2022	2021	2020
Expected volatility	52.5%	53.7%	52.2%
Expected term (in years)	6.0	6.0	6.1
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.6%	1.1%	0.6%
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units—The Plans also provide for the issuance of RSUs of the Company’s common stock to eligible participants. During 2020, the Company began issuing RSUs to certain employees and directors under the 2012 Plan. These RSUs are subject to service-based vesting conditions. The service-based vesting condition is generally satisfied over four years.
A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2021	3,818	$18.07
Granted	6,416	$10.47
Vested	(1,521)	$16.12
Forfeited	(1,308)	$15.65
Nonvested as of December 31, 2022	7,405	$12.27
The total fair value of shares that vested under RSUs was $17.7 million and $12.2 million during 2022 and 2021, respectively.
Unrecognized compensation cost related to RSUs was $84.1 million as of December 31, 2022, with these costs expected to be recognized over a weighted-average period of approximately 2.9 years.
Employee Stock Purchase Plan—The Company sponsors an ESPP which became effective in connection with the Company’s IPO completed on November 8, 2021. The ESPP allows eligible employees to buy shares of the Company’s Class A common stock at a 15% discount of the stock’s market value on defined dates. The ESPP authorizes the issuance of 0.8 million shares of the Company’s Class A common stock under purchase rights granted to eligible employees, with automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. There were 0.6 million shares of the Company’s Class A common stock purchased under the ESPP during 2022. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $6.3 million and $0.8 million during 2022 and 2021, respectively. Unrecognized compensation cost related to the ESPP was $4.0 million as of December 31, 2022, with these costs expected to be recognized over a period of 1.0 year through the end of the initial offering period. The impact of forfeitures under the ESPP are recognized as forfeitures occur.
The fair value of purchase rights granted under the ESPP were determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2022	2021
Expected volatility	59.6%	49.8%
Expected term (in years)	1.0	1.4
Expected dividend yield	0%	0%
Risk-free interest rate	2.8%	0.4%
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Research and development	$12.0	$6.8	$3.1
Sales and marketing	12.4	5.8	1.9
General and administrative	10.0	5.3	1.4
Total	$34.4	$17.9	$6.4
In addition, stock-based compensation of $6.3 million, $3.3 million and $1.6 million was capitalized related to software development costs in 2022, 2021 and 2020, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not recognize any tax benefit for stock-based compensation arrangements in 2022 or 2021 due to the establishment of a valuation allowance. The Company recognized a tax benefit for stock-based compensation arrangements of $4.7 million in 2020, including an excess tax benefit of $3.7 million.
12.Income Taxes
Income (loss) before the provision for (benefit from) income taxes consisted of the following:

(in millions)
Year Ended December 31,	2022	2021	2020
Domestic	$(16.3)	$(35.0)	$1.9
Foreign	(3.7)	(2.7)	(1.0)
Total	$(20.0)	$(37.7)	$0.9
The components of the provision for (benefit from) income taxes are as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Current:
Federal	$2.0	$—	$(0.1)
State	1.9	0.7	0.3
Foreign	0.1	—	—
Total	4.0	0.7	0.2
Deferred:
Federal	(12.3)	4.9	(4.0)
State	(1.6)	(0.2)	(0.6)
Foreign	0.1	(0.6)	—
Total	(13.8)	4.1	(4.6)
Provision for (benefit from) income taxes	$(9.8)	$4.8	$(4.4)
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Tax at federal statutory rate	$(4.2)	$(7.9)	$0.4
Permanent items	0.3	—	0.5
Foreign rate differential	0.9	(0.2)	0.2
Stock-based compensation	1.0	(2.0)	(3.1)
Tax credits	(6.1)	(5.6)	(4.9)
Change in valuation allowance	(3.7)	15.1	1.1
Tax contingency and interest	1.3	1.9	1.1
State taxes	(0.7)	(0.4)	0.1
Non-deductible contingent consideration	1.4	4.1	—
Other	—	(0.2)	0.2
Tax at effective tax rate	$(9.8)	$4.8	$(4.4)
The valuation allowance decreased by $3.7 million in 2022, mainly attributable to a corresponding reduction in the valuation allowance for a deferred tax liability related to the acquisition of OTB (see further discussion below), and corresponding changes in deferred tax assets, primarily net operating loss carryforwards and federal and state tax credits, partially offset by capitalization of research and development expenses under new tax regulations effective in 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows:

(in millions)
As of December 31,	2022	2021
Deferred tax assets:
Accruals and reserves	$2.1	$0.6
Federal and state tax credits	14.0	17.9
Stock-based compensation	3.9	3.3
Capitalized research and development expenses	22.2	—
Net operating loss carryforwards	4.1	13.5
Lease liabilities	3.1	3.7
Other	0.1	1.2
Total gross deferred tax assets	49.5	40.2
Deferred tax liabilities:
Prepaid expense and other	(0.6)	(1.3)
Right-of-use assets	(2.8)	(3.4)
Basis difference for fixed assets and intangibles	(28.0)	(14.8)
Total gross deferred tax liabilities	(31.4)	(19.6)
Valuation allowance for deferred tax assets	(19.3)	(22.4)
Net deferred tax liability	$(1.2)	$(1.8)
The net deferred tax liability is recorded in Other Liabilities—Noncurrent on the Company’s consolidated balance sheet.
As part of the acquisition of OTB on July 11, 2022, the Company recorded identified intangible assets of $50.1 million. As these identified intangible assets are not deductible for U.S. tax purposes, a related deferred tax liability of $12.1 million was recognized, which provided an additional source of taxable income to support the realization of a portion of the Company’s pre-existing U.S. deferred tax assets. As the Company had previously established a full valuation allowance against its net U.S. deferred tax assets, the Company reduced its deferred tax asset valuation allowance by a corresponding $12.1 million, with the reduction in allowance recognized as an income tax benefit in the consolidated statement of operations for the year ended December 31, 2022.
As of December 31, 2022, the Company has federal net operating loss carryforwards of $6.3 million, of which $3.4 million, if not utilized, will begin to expire in 2034, and the remaining $2.9 million can be carried forward indefinitely. As of December 31, 2022, the Company has state net operating loss carryforwards of $32.9 million. The majority of state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2032.
In addition, as of December 31, 2022, the Company has $16.0 million and $9.6 million of California and federal research and development credit carryforwards, respectively. The California credits can be carried forward indefinitely. The federal credits will begin to expire on various dates beginning in 2040 and continuing through 2042.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on the Company’s ongoing assessment of all available evidence, both positive and negative, including consideration of the Company’s historical profitability and the estimated impact of its operating model on future profitability, the Company concluded that it was more likely than not that its U.S. deferred tax assets in excess of deferred tax liabilities would not be realized. Accordingly, the Company recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2022. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of unrecognized tax benefits, excluding accrued interest and penalties, are as follows:

(in millions)
Year Ended December 31,	2022	2021	2020
Balance as of beginning of year	$8.4	$6.3	$4.8
Increases related to prior year tax positions	—	0.6	0.3
Decreases related to prior year tax positions	(0.2)	—	(0.1)
Expiration of statute of limitations	—	—	(0.1)
Current year increases	1.7	1.5	1.4
Balance as of end of year	$9.9	$8.4	$6.3
Interest and penalties were not material for 2022 and 2021. The Company accrued $0.1 million for interest and penalties on its uncertain tax positions for 2020. Unrecognized tax benefits of $0.4 million, as well as accrued interest and penalties, would affect the Company’s provision for income taxes if recognized. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s tax years for 2014 and forward are subject to examination by U.S. and various state tax authorities due to certain acquired attribute carryforwards.
13.Net Income (Loss) Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. The impact of early exercised share options on basic and diluted EPS was immaterial for 2022, 2021 and 2020.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to common stockholders:

(in millions, except per share amounts)
Year Ended December 31,	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted	$(10.2)	$(42.5)	$5.3
Denominator:
Weighted-average shares of common stock – basic	70.6	51.9	44.3
Effect of dilutive stock options and restricted stock units	—	—	4.3
Effect of potentially dilutive Series A redeemable convertible preferred stock	—	—	7.7
Weighted-average shares of common stock – diluted	70.6	51.9	56.3
Net income (loss) per share attributable to common stockholders:
Basic	$(0.14)	$(0.82)	$0.12
Diluted	$(0.14)	$(0.82)	$0.09
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock, as well as of Class F stock prior to the Company’s IPO in November 2021, are identical, except with respect to voting and conversion. See Note 11–Stockholders’ Equity for further discussion. As the liquidation and dividend rights are identical for Class A, Class B and predecessor Class F common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income (loss) attributable to common stockholders will be the same for Class A, Class B and the predecessor Class F common stock on an individual or combined basis.
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

(in millions)
Year Ended December 31,	2022	2021	2020
Shares subject to outstanding stock options and restricted stock units	9.6	5.0	2.0
Employee stock purchase plan	1.4	0.6	—
14.Employee Benefit Plan
The Company sponsors a 401(k) savings plan (the Savings Plan). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s current policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $4.3 million, $3.5 million and $2.7 million during 2022, 2021 and 2020, respectively.
15.Related Party Transactions
During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued Notes with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and were scheduled to mature in 2026. In November 2021, in connection with the Company’s IPO, the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes. See Note 7–Debt for further discussion on the Notes. Additionally, see Note 10–Redeemable Convertible Preferred Stock and Note 11–Stockholders’ Equity for discussion on certain equity and options-related transactions with a former member of the Company’s Board of Directors and his affiliated entity, as well as with the Company’s CEO. There were no other material related party transactions during 2022, 2021 or 2020.
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
Management’s Report on Internal Control over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an “emerging growth company” under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
2.1
Agreement and Plan of Merger and Reorganization, dated June 23, 2022, by and among NerdWallet, Inc., On the Barrelhead, Inc., Bighorn Merger Sub Corp., Bighorn Merger Sub 2, LLC, NerdWallet Compare, Inc. and Fortis Advisors LLC, as the stockholder representative.
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed June 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
4.1	Description of Securities of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (No. 001-40994) filed March 24, 2022
10.1	Investors’ Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated January 30, 2015.	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.2	Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 19, 2015.	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.3	Second Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated August 26, 2015.	Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.4	Third Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 29, 2016.	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.5	Amendment No. 4 to the Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated April 7, 2020.	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.6	Side Letter, by and among entities affiliated with iGlobe Partners and the Registrant, dated November 26, 2020.	Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.7	Side Letter, by and between Innovius Capital Sirius I L.P. and the Registrant, dated July 17, 2020.	Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.8	Side Letter Amendment Agreement, by and between Innovius Capital Sirius I, L.P. and the Registrant, dated October 19, 2021.	Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.9
Amended and Restated Senior Secured Credit Facilities Credit Agreement between Silicon Valley Bank and the Registrant, dated February 19, 2021, as amended by the Third Amendment thereto, dated September 15, 2022.
Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (No. 001-40994) filed November 2, 2022
10.10	Sublease Agreement between Yelp Inc. and the Registrant, dated April 27, 2021.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.11+	2012 Equity Incentive Plan.	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021

Exhibit Number	Description of Exhibit	Location
10.12+	Forms of Stock Option Agreement, Notice of Stock Option Grant, and Exercise Notice under the 2012 Equity Incentive Plan.	Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.13+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan.	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.14+	2021 Equity Incentive Plan, as amended.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-265197) filed May 25, 2022
10.15+	Forms of Notice of Stock Option Grant, Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.16+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.17+	2022 Inducement Equity Incentive Plan.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.18+	Form of RSU Inducement Award Agreement for OTB Founders under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.19+	Form of RSU Inducement Award Agreement for Other Employees under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.20+	2021 Employee Stock Purchase Plan.	Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.21+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.22+	Change of Control and Severance Policy.	Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.23+	Offer Letter, by and between Tim Chen and the Registrant, dated June 25, 2021.	Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.24+	Offer Letter, by and between Lauren StClair and the Registrant, dated November 23, 2020.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.25+	Consulting Services Agreement by and between NerdWallet, Inc. and Kelly Gillease.	Exhibit 10.1 to the Registrant’s Amended Current Report on Form 8-K/A (No. 001-40994) filed October 3, 2022
21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (No. 001-40994) filed March 24, 2022
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Location
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	**
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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2023.

NERDWALLET, INC.

By:	/s/ Tim Chen
Tim Chen
Chief Executive Officer

By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Chen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2023
Tim Chen

/s/ Lauren StClair	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 23, 2023
Lauren StClair

/s/ Jennifer Ceran	Director	February 23, 2023
Jennifer Ceran

/s/ Lynne Laube	Director	February 23, 2023
Lynne Laube

/s/ Thomas Loverro	Director	February 23, 2023
Thomas Loverro

/s/ Kenneth T. McBride	Director	February 23, 2023
Kenneth T. McBride

/s/ Maurice Taylor	Director	February 23, 2023
Maurice Taylor