Form 10-Q
period 2023-03-31
NERDWALLET, INC.
filed 2023-05-02
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 45,038,135 shares of Class A common stock and 31,685,652 shares of Class B common stock as of April 27, 2023.

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
•our ability to achieve expected synergies, accretive value and other benefits from completed acquisitions; and
•our share repurchase plan, including expectations regarding the amount, timing and manner of repurchases made under the plan.
You should not rely on forward-looking statements as predictions or guarantees of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results.

These forward-looking statements are subject to risks, uncertainties and other factors described elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our subsequent periodic filings with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on our business or the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2023	December 31, 2022
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$100.8	$83.9
Accounts receivable—net	97.5	87.0
Prepaid expenses and other current assets	20.5	18.3
Total current assets	218.8	189.2
Property, equipment and software—net	50.8	49.1
Goodwill	111.4	111.2
Intangibles—net	59.5	64.1
Right-of-use assets	10.6	11.3
Other assets	1.0	0.8
Total Assets	$452.1	$425.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12.0	$3.6
Accrued expenses and other current liabilities	37.1	37.9
Contingent consideration—current	30.9	30.9
Total current liabilities	80.0	72.4
Other liabilities—noncurrent	10.3	11.6
Total liabilities	90.3	84.0
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 76,711 and 75,120 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	445.5	427.3
Accumulated other comprehensive loss	(0.7)	(0.9)
Accumulated deficit	(83.0)	(84.7)
Total stockholders’ equity	361.8	341.7
Total Liabilities and Stockholders’ Equity	$452.1	$425.7
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Revenue	$169.6	$129.1
Costs and Expenses:
Cost of revenue	13.8	7.7
Research and development	19.5	17.4
Sales and marketing	121.7	96.1
General and administrative	15.4	13.1
Change in fair value of contingent consideration related to earnouts	—	3.9
Total costs and expenses	170.4	138.2
Loss From Operations	(0.8)	(9.1)
Other income (expense), net:
Interest income	1.0	—
Interest expense	(0.2)	(0.2)
Other losses, net	(0.1)	—
Total other income (expense), net	0.7	(0.2)
Loss before income taxes	(0.1)	(9.3)
Income tax provision (benefit)	(1.8)	1.2
Net Income (Loss)	$1.7	$(10.5)
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.02	$(0.16)
Diluted	$0.02	$(0.16)
Weighted-Average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	75.8	66.9
Diluted	79.7	66.9

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended March 31,
(in millions)	2023	2022
Net Income (Loss)	$1.7	$(10.5)
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.2	(0.3)
Comprehensive Income (Loss)	$1.9	$(10.8)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)		(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance as of March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in millions)	2023	2022
Operating Activities:
Net income (loss)	$1.7	$(10.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.7	7.2
Stock-based compensation	8.6	6.5
Change in fair value of contingent consideration related to earnouts	—	3.9
Deferred taxes	(0.1)	(0.7)
Non-cash lease costs	0.7	0.7
Other, net	1.4	0.2
Changes in operating assets and liabilities:
Accounts receivable	(11.8)	(15.2)
Prepaid expenses and other assets	(2.6)	(1.6)
Accounts payable	8.6	1.3
Accrued expenses and other current liabilities	(0.8)	9.7
Operating lease liabilities	(0.7)	(0.3)
Other liabilities	(0.3)	0.4
Net cash provided by operating activities	16.4	1.6
Investing Activities:
Capitalized software development costs	(7.3)	(6.6)
Purchase of property and equipment	(0.3)	(1.9)
Net cash used in investing activities	(7.6)	(8.5)
Financing Activities:
Proceeds from line of credit	7.5	—
Payments on line of credit	(7.5)	—
Proceeds from exercise of stock options	8.4	0.7
Tax payments related to net-share settlements on restricted stock units	(0.3)	—
Net cash provided by financing activities	8.1	0.7
Net increase (decrease) in cash and cash equivalents	16.9	(6.2)
Cash and Cash Equivalents:
Beginning of period	83.9	167.8
End of period	$100.8	$161.6
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.7	$0.6
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	0.1	0.8
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$0.3	$0.2
Cash paid for interest	—	0.1
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$0.9	$0.4
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.The Company and Basis of Presentation
The Company—NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its wholly-owned subsidiaries (collectively, the Company) provide consumer-driven advice about personal finance through its platform by connecting individuals and small and mid-sized businesses (SMBs) with providers of financial products.
Basis of Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $75.0 million and $75.4 million as of March 31, 2023 and December 31, 2022, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
Significant Accounting Policies—During the three months ended March 31, 2023, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended March 31,
(in millions)	2023	2022
Credit cards	$61.3	$45.2
Loans	22.0	34.3
Other verticals	86.3	49.6
Total revenue	$169.6	$129.1
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $6.1 million and $5.8 million as of March 31, 2023 and December 31, 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of March 31, 2023
Assets:
Cash and cash equivalents—money market funds	$75.0	$—	$—	$75.0
Certificate of deposit	—	2.0	—	2.0
	$75.0	$2.0	$—	$77.0
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2022
Assets:
Cash and cash equivalents—money market funds	$75.4	$—	$—	$75.4
Certificate of deposit	—	2.0	—	2.0
	$75.4	$2.0	$—	$77.4
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9
Level 3 liabilities consist entirely of contingent consideration, and the changes in fair value are as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance as of beginning of period	$30.9	$54.7
Change in fair value, recognized in earnings	—	3.9
Balance as of end of period	$30.9	$58.6
As of March 31, 2023 and December 31, 2022, Fundera Inc.’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount. See Note 10–Subsequent Events for further discussion.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $45.9 million and $43.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company capitalized $8.6 million and $8.0 million of software development costs during the three months ended March 31, 2023 and 2022, respectively. The Company recorded amortization expense related to capitalized software development costs of $6.6 million and $4.9 million during the three months ended March 31, 2023 and 2022, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $3.2 million and $3.1 million, as of March 31, 2023 and December 31, 2022, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $8.8 million and $9.6 million as of March 31, 2023 and December 31, 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.    Business Combination
On the Barrelhead, Inc.—On July 11, 2022, the Company completed the acquisition of On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and SMBs with credit-driven product recommendations. See Note 5–Business Combinations in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion on the acquisition of OTB.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information is presented as if the OTB acquisition, including the related debt financing, was completed on January 1, 2021. The pro forma financial information includes the historical operating results of the Company and OTB prior to the acquisition, with adjustments directly attributable to the acquisition. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to cash retention agreements, incremental interest expense related to debt drawn to finance the cash portion of the purchase price, the adjustment of acquisition-related expenses, and the related tax effects of pro forma adjustments for the period.
The unaudited pro forma financial information is as follows:

(in millions)	Three Months Ended March 31, 2022
Revenue	$147.7
Net loss	(12.9)
The unaudited pro forma financial information is not intended to present, or be indicative of, what the results of operations would have been for the combined company for the period presented had the acquisition actually occurred on January 1, 2021, nor is it meant to be indicative of results of operations that may be achieved by the combined company in the future. The unaudited pro forma financial information does not include any cost savings or other synergies that resulted, or may result, from the OTB acquisition or any estimated costs that will be incurred to integrate OTB. Future results may vary significantly from the results reflected in this unaudited pro forma financial information because of future events and transactions, as well as other factors.
6.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of March 31, 2023, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of March 31, 2023 or December 31, 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7.Stockholders’ Equity
Equity Incentive Plans—The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, along with the 2022 Inducement Equity Incentive Plan (collectively, the Plans) comprise the equity incentive plans of the Company.
Under the terms of the 2021 Equity Incentive Plan, the number of shares of Class A common stock reserved for issuance under the plan will automatically increase on January 1 of each calendar year, starting January 1, 2023 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase. In accordance with these plan terms, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Equity Incentive Plan increased by 3.8 million shares effective January 1, 2023.
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (Years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	6,112	$9.81	6.7	$11.9
Exercised	(1,226)	$6.82
Cancelled/forfeited	(219)	$14.53
Balance as of March 31, 2023	4,667	$10.37	6.8	$29.1
Vested and exercisable as of March 31, 2023	2,852	$8.91	5.8	$21.6
The aggregate intrinsic value of options exercised was $12.4 million for the three months ended March 31, 2023.
There were no options granted for the three months ended March 31, 2023. For the three months ended March 31, 2022, the per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions:

Three Months Ended March 31, 2022
Expected volatility	51.9%
Expected term (in years)	6.0
Expected dividend yield	0%
Risk-free interest rate	2.4%
Restricted Stock Units—A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	7,405	$12.27
Granted[1]	1,000	$16.27
Vested	(380)	$14.89
Forfeited	(391)	$13.36
Nonvested as of March 31, 2023[1]	7,634	$12.61
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $7.8 million during the three months ended March 31, 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

During the three months ended March 31, 2023, the Company granted 0.2 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) an EBITDA-related metric and (ii) a revenue-related metric, both in fiscal year 2023, subject to certification of the attainment of the performance level. These performance-based RSUs are also subject to service-based vesting over a period of three years. Stock-based compensation for performance-based RSUs is recognized over the requisite service period using the accelerated attribution method based on an assessment of the probability of achieving the requisite performance metrics. The Company recognizes forfeitures as they occur for grantees who do not fulfill the service-based conditions.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2023. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $1.0 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Research and development	$2.4	$2.6
Sales and marketing	3.3	2.1
General and administrative	2.9	1.8
Total stock-based compensation	$8.6	$6.5
In addition, stock-based compensation of $1.5 million and $1.4 million was capitalized related to software development costs during the three months ended March 31, 2023 and 2022, respectively.
8.Income Taxes
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of March 31, 2023 and December 31, 2022, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9.Net Income (Loss) Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$1.7	$(10.5)
Denominator:
Weighted-average shares of common stock—basic	75.8	66.9
Effect of dilutive stock options and restricted stock units	3.9	—
Weighted-average shares of common stock—diluted	79.7	66.9
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.16)
Diluted	$0.02	$(0.16)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2023	2022
Shares subject to outstanding stock options and restricted stock units	3.7	7.5
ESPP	0.3	1.5
10.Subsequent Events
On May 2, 2023, the Company announced that its Board of Directors has authorized a plan (the Repurchase Plan) under which the Company may repurchase up to $20 million of the Company’s Class A common stock. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise. The Repurchase Plan does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan will be at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations.
As of April 28, 2023, the Company has paid $28.2 million of the contingent consideration related to the acquisition of Fundera, Inc. of $30.9 million as of March 31, 2023, with the remainder expected to be paid in May 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
As a personal finance website and app, NerdWallet provides consumers with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom (UK), Canada and Australia.
Acquisition of On the Barrelhead, Inc.
On July 11, 2022, we completed the acquisition of On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and small and mid-sized businesses (SMBs) with credit-driven product recommendations. See Note 5—Business Combination in the notes to our condensed consolidated financial statements, and Note 5—Business Combinations in the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion.
Key Operating Metric and Non-GAAP Financial Measure
We collect, review and analyze operating and financial data of our business to assess our ongoing performance and compare our results to prior period results. In addition to revenue, net income (loss) and other results under generally accepted accounting principles (GAAP), the following sets forth the key operating metric we use to evaluate our business.
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 23 million average MUUs for the three months ended March 31, 2023, which was up 7% compared to the three months ended March 31, 2022. We saw strong engagement in areas such as banking and travel products, and are also incorporating our acquisition of OTB in July 2022. Partially offsetting growth were declines from a continued challenging macroeconomic environment in both mortgages and investing. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior, and our strategic marketing decisions.
Adjusted EBITDA
We use Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.
We define Adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, provision (benefit) for income taxes, and further exclude (1) losses (gains) on disposals of assets, (2) change in fair value of contingent consideration related to earnouts, (3) deferred compensation related to earnouts, (4) stock-based compensation, and (5) acquisition-related costs.
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

We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. However, the use of this non-GAAP measure has certain limitations because it does not reflect all items of income and expense that affect our operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Adjusted EBITDA does not reflect interest income (expense) and other gains (losses), net, which include unrealized and realized gains and losses on foreign currency exchange, as well as certain nonrecurring gains (losses);
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measure” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue	$169.6	$129.1
Costs and expenses:
Cost of revenue	13.8	7.7
Research and development[1]	19.5	17.4
Sales and marketing[1]	121.7	96.1
General and administrative[1]	15.4	13.1
Change in fair value of contingent consideration related to earnouts	—	3.9
Total costs and expenses	170.4	138.2
Loss from operations	(0.8)	(9.1)
Other income (expense), net:
Interest income	1.0	—
Interest expense	(0.2)	(0.2)
Other losses, net	(0.1)	—
Total other income (expense), net	0.7	(0.2)
Loss before income taxes	(0.1)	(9.3)
Income tax provision (benefit)	(1.8)	1.2
Net income (loss)	$1.7	$(10.5)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Research and development	$2.4	$2.6
Sales and marketing	3.3	2.1
General and administrative	2.9	1.8
Total stock-based compensation	$8.6	$6.5

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	8	6
Research and development	11	14
Sales and marketing	72	74
General and administrative	9	10
Change in fair value of contingent consideration related to earnouts	—	3
Total costs and expenses	100	107
Loss from operations	—	(7)
Other income (expense), net:
Interest income	—	—
Interest expense	—	—
Other losses, net	—	—
Total other income (expense), net	—	—
Loss before income taxes	—	(7)
Income tax provision (benefit)	(1)	1
Net income (loss)	1%	(8%)
We had net income of $1.7 million for the three months ended March 31, 2023, as compared to a net loss of $10.5 million for the three months ended March 31, 2022. The change was mainly attributable to an increase of $40.5 million in revenue, partially offset by an increase of $32.2 million in expenses, primarily driven by increases of $25.6 million in sales and marketing expense, $2.3 million in general and administrative expense, and $2.1 million in research and development expense, as we continued to invest in our business. Additionally, we had an income tax benefit of $1.8 million for the three months ended March 31, 2023, as compared to an income tax provision of $1.2 million for the three months ended March 31, 2022.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Credit cards	$61.3	$45.2	$16.1	36%
Loans	22.0	34.3	(12.3)	(36%)
Other verticals	86.3	49.6	36.7	74%
Total revenue	$169.6	$129.1	$40.5	31%
Revenue increased $40.5 million, or 31%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven by strong growth in credit cards and other verticals revenues, partially offset by lower loans revenue.
Credit cards revenue increased $16.1 million, or 36%, for the three months ended March 31, 2023, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.
Loans revenue decreased $12.3 million, or 36%, for the three months ended March 31, 2023, primarily due to decreases of 57% in mortgages revenue and 46% in student loans driven by higher interest rates and continuing macroeconomic headwinds, partially offset by an 8% increase in personal loans revenue incorporating our acquisition of OTB in July 2022.
Other verticals revenue increased $36.7 million, or 74%, for the three months ended March 31, 2023, driven by increases of 223% in banking revenue primarily due to the rising interest rate environment, 135% in insurance revenue primarily driven by auto insurance, and 19% in SMB products revenue.

Costs and Expenses

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Cost of revenue	$13.8	$7.7	$6.1	78%
Research and development	19.5	17.4	2.1	12%
Sales and marketing	121.7	96.1	25.6	27%
General and administrative	15.4	13.1	2.3	19%
Change in fair value of contingent consideration related to earnouts	—	3.9	(3.9)	(100%)
Total costs and expenses	$170.4	$138.2	$32.2	23%
Cost of revenue
Cost of revenue increased $6.1 million, or 78%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, attributable to increases of $4.1 million in amortization expense related to intangible assets from our acquisition of OTB in July 2022 and capitalized software development costs, and $1.2 million primarily related to third-party service charges.
Research and development expense
Research and development expenses increased $2.1 million, or 12%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to an increase of $1.2 million in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth, and $0.6 million in software and technology costs related to our platform.
Sales and marketing expense
For the three months ended March 31, 2023 and 2022, our total sales and marketing expense was comprised of approximately 32% and 42% for brand marketing, respectively, and 46% and 35% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $25.6 million, or 27%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was attributable to increases of $22.1 million in performance marketing expenses, and $5.0 million in organic and other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, partially offset by a $1.5 million decrease in brand marketing expenses for the three months ended March 31, 2023.
General and administrative expense
General and administrative expenses increased $2.3 million, or 19%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily attributable to an $1.8 million increase in personnel-related costs mainly due to higher stock-based compensation and increased headcount.
Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera, Inc. (Fundera) and Know Your Money (KYM) in 2020. The fair value of the estimated contingent considerations is subject to remeasurement at each reporting date until the payments are made. See Note 3–Fair Value Measurements in the notes to our condensed consolidated financial statements for further discussion regarding how we estimated the fair value of these contingent considerations.
Other income (expense), net

	Three Months Ended March 31,		Change
(in millions)	2023	2022	$	%
Interest income	$1.0	$—	$1.0	NM
Interest expense	(0.2)	(0.2)	—	15%
Other losses, net	(0.1)	—	(0.1)	NM
Total other income (expense), net	$0.7	$(0.2)	$0.9	NM

The change in other income (expense), net for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to higher interest income.
Income tax provision (benefit)
We had an income tax benefit of $1.8 million for the three months ended March 31, 2023, as compared to an income tax provision of $1.2 million for the three months ended March 31, 2022. Our effective tax rate was 1,600.2% and (13.5%) for the three months ended March 31, 2023 and 2022, respectively, as compared to the U.S federal statutory income tax rate of 21%. Our effective tax rate for the three months ended March 31, 2023 was higher than the U.S. federal statutory income tax rate of 21% primarily due to excess tax benefits related to stock based compensation, partially offset by higher capitalization of research and development expenses under tax regulations effective in 2022 and a full valuation allowance recorded against our net U.S. deferred tax assets. Our effective tax rate for the three months ended March 31, 2022 was lower than the U.S. federal statutory income tax rate of 21% primarily due to higher capitalization of research and development expenses under tax regulations effective in 2022 and a full valuation allowance recorded against our net U.S. deferred tax assets.
Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$1.7	$(10.5)
Depreciation and amortization	11.7	7.2
Stock-based compensation	8.6	6.5
Acquisition-related retention	1.4	—
Deferred compensation related to earnouts	—	0.4
Change in fair value of contingent consideration related to earnouts	—	3.9
Interest (income) expense, net	(0.8)	0.2
Other losses, net	0.1	—
Income tax provision (benefit)	(1.8)	1.2
Adjusted EBITDA	$20.9	$8.9

Net income (loss) margin	1%	(8%)
Adjusted EBITDA margin[1]	12%	7%
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the decrease in net loss for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Adjusted EBITDA increased $12.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to $1.7 million of net income for the three months ended March 31, 2023 as compared to a net loss of $10.5 million for the three months ended March 31, 2022. Adjustments to reconcile Adjusted EBITDA to net income (loss) decreased $0.2 million, primarily attributable to decreases of $3.9 million for the change in fair value of contingent consideration related to earnouts and $3.0 million for income taxes, substantially offset by increases of $4.5 million for depreciation and amortization and $2.1 million for stock-based compensation.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from March 31, 2023) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general corporate requirements, including working capital, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $100.8 million and $83.9 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of March 31, 2023 is included in Note 8–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the three months ended March 31, 2023, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, we committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earnout consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. As of March 31, 2023 and December 31, 2022, Fundera’s revenue and profitability milestones for 2022 have been achieved and the contingent consideration liability was recorded at the full payout amount of $30.9 million (see Note 3–Fair Value Measurements in the notes to our condensed consolidated financial statements). As of April 28, 2023, we have paid $28.2 million of the contingent consideration of $30.9 million as of March 31, 2023, with the remainder expected to be paid in May 2023.
Trends, Uncertainties and Anticipated Sources of Funds
In order to grow our business, we expect to increase our personnel and related expenses and to make significant investments in our business. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new personnel and the scale of our development, as well as the macroeconomic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand to satisfy those needs.
We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility with First-Citizens Bank & Trust Company (through its Silicon Valley Bank division) and certain other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing.
Under the terms of our credit facility, we may borrow up to $100.0 million, subject to borrowing conditions, which terminates on December 2, 2023. We had no outstanding balance on our credit facility at March 31, 2023 or December 31, 2022. The available amount to borrow under our credit facility was $98.3 million at both March 31, 2023 and December 31, 2022, which is equal to the available amount under the credit agreement of $100.0 million, net of letters of credit of $1.7 million. Our credit facility contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of March 31, 2023 and December 31, 2022.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$16.4	$1.6
Net cash used in investing activities	(7.6)	(8.5)
Net cash provided by financing activities	8.1	0.7
Net increase (decrease) in cash and cash equivalents	$16.9	$(6.2)
Operating activities
Net cash provided by operating activities increased $14.8 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to $1.7 million of net income for the three months ended March 31, 2023 as compared to a net loss of $10.5 million for the three months ended March 31, 2022, and a $4.5 million increase in non-cash charges, partially offset by a $1.9 million increase in net cash outflow from changes in operating assets and liabilities. The increase in non-cash charges was primarily due to increases of $4.5 million in depreciation and amortization, $2.1 million in stock-based compensation, and $1.2 million in other, net, partially offset by a $3.9 million change in fair value of contingent consideration related to earnouts for the three months ended March 31, 2022. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to decreases of $10.5 million in accrued expenses and other current liabilities, $1.0 million in prepaid expenses and other assets, and $0.7 million in other current liabilities, partially offset by increases of $7.3 million in accounts payable and $3.4 million in accounts receivable.
Investing activities
Net cash used in investing activities decreased $0.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, as a $1.6 million decrease in purchases of property and equipment was partially offset by a $0.7 million increase in capitalized software development costs.
Financing activities
Net cash provided by financing activities increased $7.4 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a $7.7 million increase from exercises of stock options. Additionally, we had $7.5 million of proceeds from our line of credit, with a $7.5 million repayment in full.
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
During the three months ended March 31, 2023, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the three months ended March 31, 2023, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with any certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 6–Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent periodic filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1+	Form of PSU Agreement with Change of Control	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 17, 2023
10.2+	Amended and Restated Change of Control and Severance Policy	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 17, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	***
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

NERDWALLET, INC.

Date:	May 2, 2023	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer