Form 10-Q
period 2023-06-30
NERDWALLET, INC.
filed 2023-08-02
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 45,851,772 shares of Class A common stock and 31,685,652 shares of Class B common stock as of July 27, 2023.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2023	December 31, 2022
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$67.1	$83.9
Accounts receivable—net	92.4	87.0
Prepaid expenses and other current assets	21.7	18.3
Total current assets	181.2	189.2
Property, equipment and software—net	52.5	49.1
Goodwill	111.5	111.2
Intangible assets—net	54.9	64.1
Right-of-use assets	9.9	11.3
Other assets	0.6	0.8
Total Assets	$410.6	$425.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1.6	$3.6
Accrued expenses and other current liabilities	33.4	37.9
Contingent consideration—current	—	30.9
Total current liabilities	35.0	72.4
Other liabilities—noncurrent	10.6	11.6
Total liabilities	45.6	84.0
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 77,525 and 75,120 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	460.5	427.3
Accumulated other comprehensive loss	(0.5)	(0.9)
Accumulated deficit	(95.0)	(84.7)
Total stockholders’ equity	365.0	341.7
Total Liabilities and Stockholders’ Equity	$410.6	$425.7
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$143.3	$125.2	$312.9	$254.3
Costs and Expenses:
Cost of revenue	13.1	8.2	26.9	15.9
Research and development	20.0	20.1	39.5	37.5
Sales and marketing	98.8	88.8	220.5	184.9
General and administrative	15.6	15.3	31.0	28.4
Change in fair value of contingent consideration related to earnouts	—	1.8	—	5.7
Total costs and expenses	147.5	134.2	317.9	272.4
Loss From Operations	(4.2)	(9.0)	(5.0)	(18.1)
Other income (expense), net:
Interest income	0.8	0.1	1.8	0.1
Interest expense	(0.2)	(0.2)	(0.4)	(0.4)
Other losses, net	—	—	(0.1)	—
Total other income (expense), net	0.6	(0.1)	1.3	(0.3)
Loss before income taxes	(3.6)	(9.1)	(3.7)	(18.4)
Income tax provision	7.1	0.2	5.3	1.4
Net Loss	$(10.7)	$(9.3)	$(9.0)	$(19.8)
Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.14)	$(0.14)	$(0.12)	$(0.29)
Diluted	$(0.14)	$(0.14)	$(0.12)	$(0.29)
Weighted-Average Shares Used in Computing Net Loss Per Share Attributable to Common Stockholders
Basic	76.8	67.4	76.3	67.2
Diluted	76.8	67.4	76.3	67.2

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net Loss	$(10.7)	$(9.3)	$(9.0)	$(19.8)
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.2	(1.0)	0.5	(1.3)
Comprehensive Loss	$(10.5)	$(10.3)	$(8.5)	$(21.1)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)	—	(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8
Issuance of Class A common stock upon exercise of stock options	66	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	674	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.2)			(0.2)
Issuance of Class A common stock under Employee Stock Purchase Plan	240	—	1.9			1.9
Repurchase of Class A common stock	(141)	—			(1.3)	(1.3)
Stock-based compensation			12.9			12.9
Other comprehensive income				0.2		0.2
Net loss					(10.7)	(10.7)
Balance as of June 30, 2023	77,525	$—	$460.5	$(0.5)	$(95.0)	$365.0

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance as of March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4
Issuance of Class A common stock upon exercise of stock options	629	—	3.6			3.6
Issuance of Class A common stock pursuant to settlement of restricted stock units	400	—				—
Issuance of Class A common stock under Employee Stock Purchase Plan	470	—	3.2			3.2
Stock-based compensation			11.6			11.6
Other comprehensive loss				(1.0)		(1.0)
Net loss					(9.3)	(9.3)
Balance as of June 30, 2022	68,637	$—	$358.6	$(0.8)	$(94.3)	$263.5
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in millions)	2023	2022
Operating Activities:
Net loss	$(9.0)	$(19.8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23.9	14.8
Stock-based compensation	19.9	16.2
Change in fair value of contingent consideration related to earnouts	—	5.7
Deferred taxes	(0.3)	(1.3)
Non-cash lease costs	1.4	1.3
Other, net	1.2	0.5
Changes in operating assets and liabilities:
Accounts receivable	(6.4)	(19.3)
Prepaid expenses and other assets	(3.2)	(3.1)
Accounts payable	(1.9)	2.0
Accrued expenses and other current liabilities	(4.6)	2.4
Payment of contingent consideration	(14.0)	(11.5)
Operating lease liabilities	(1.5)	(0.9)
Other liabilities	0.9	(1.4)
Net cash provided by (used in) operating activities	6.4	(14.4)
Investing Activities:
Capitalized software development costs	(14.9)	(13.0)
Purchase of property and equipment	(0.4)	(2.9)
Net cash used in investing activities	(15.3)	(15.9)
Financing Activities:
Payment of contingent consideration	(16.9)	(19.0)
Proceeds from line of credit	7.5	—
Payments on line of credit	(7.5)	—
Proceeds from exercise of stock options	8.8	4.3
Issuance of Class A common stock under Employee Stock Purchase Plan	1.9	3.2
Repurchase of Class A common stock	(1.3)	—
Tax payments related to net-share settlements on restricted stock units	(0.5)	—
Net cash used in financing activities	(8.0)	(11.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net decrease in cash and cash equivalents	(16.8)	(42.0)
Cash and Cash Equivalents:
Beginning of period	83.9	167.8
End of period	$67.1	$125.8
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.7	$1.2
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	—	0.5
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$8.3	$2.0
Cash paid for interest	0.2	0.1
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.8	$1.3
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
Basis of Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $51.6 million and $75.4 million as of June 30, 2023 and December 31, 2022, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
Significant Accounting Policies—During the six months ended June 30, 2023, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Credit cards	$51.2	$54.6	$112.5	$99.8
Loans	23.1	24.0	45.1	58.3
Other verticals	69.0	46.6	155.3	96.2
Total revenue	$143.3	$125.2	$312.9	$254.3
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $5.0 million and $5.8 million as of June 30, 2023 and December 31, 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of June 30, 2023
Assets:
Cash and cash equivalents—money market funds	$51.6	$—	$—	$51.6
Certificate of deposit	—	2.0	—	2.0
	$51.6	$2.0	$—	$53.6

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2022
Assets:
Cash and cash equivalents—money market funds	$75.4	$—	$—	$75.4
Certificate of deposit	—	2.0	—	2.0
	$75.4	$2.0	$—	$77.4
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9
Level 3 liabilities previously consisted entirely of contingent consideration, and the changes in fair value were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance as of beginning of period	$30.9	$58.6	$30.9	$54.7
Payment	(30.9)	(30.5)	(30.9)	(30.5)
Change in fair value, recognized in earnings	—	1.8	—	5.7
Balance as of end of period	$—	$29.9	$—	$29.9
As of December 31, 2022, Fundera Inc.’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount, with the contingent consideration liability paid in full during the three months ended June 30, 2023.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $48.1 million and $43.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company capitalized $9.2 million and $17.8 million of software development costs during the three and six months ended June 30, 2023, respectively, and $8.9 million and $16.9 million during the three and six months ended June 30, 2022, respectively. The Company recorded amortization expense related to capitalized software development costs of $7.0 million and $13.6 million during the three and six months ended June 30, 2023, respectively, and $5.4 million and $10.3 million during the three and six months ended June 30, 2022, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $3.3 million and $3.1 million, as of June 30, 2023 and December 31, 2022, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $7.9 million and $9.6 million as of June 30, 2023 and December 31, 2022, respectively.

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
The unaudited pro forma financial information is as follows:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2022
Revenue	$149.4	$297.1
Net loss	(9.9)	(22.8)
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
6.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of June 30, 2023, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of June 30, 2023 or December 31, 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7.Stockholders’ Equity
Share Repurchase Plan—On May 2, 2023, the Company announced that its Board of Directors authorized a plan (the Repurchase Plan) under which the Company may repurchase up to $20 million of the Company’s Class A common stock. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, the Company may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plan are retired. During the three and six months ended June 30, 2023, the Company repurchased 0.1 million shares of Class A common stock for $1.3 million, including costs associated with the repurchases.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	6,112	$9.81	6.7	$11.9
Exercised	(1,292)	$6.83
Cancelled/forfeited	(231)	$14.55
Balance as of June 30, 2023	4,589	$10.40	6.6	$7.4
Vested and exercisable as of June 30, 2023	2,991	$9.20	5.7	$6.9
The aggregate intrinsic value of options exercised was $12.7 million for the six months ended June 30, 2023.
There were no options granted for the six months ended June 30, 2023. For the six months ended June 30, 2022, the per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions:

Six Months Ended June 30, 2022
Expected volatility	51.9%
Expected term (in years)	6.0
Expected dividend yield	0%
Risk-free interest rate	2.4%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	7,405	$12.27
Granted[1]	2,525	$14.96
Vested	(1,054)	$13.96
Forfeited	(551)	$13.75
Nonvested as of June 30, 2023[1]	8,325	$12.78
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $14.3 million during the six months ended June 30, 2023.
During the six months ended June 30, 2023, the Company granted 0.2 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) an EBITDA-related metric and (ii) a revenue-related metric, both in fiscal year 2023, subject to certification of the attainment of the performance level. These performance-based RSUs are also subject to service-based vesting over a period of three years. Stock-based compensation for performance-based RSUs is recognized over the requisite service period using the accelerated attribution method based on an assessment of the probability of achieving the requisite performance metrics. The Company recognizes forfeitures as they occur for grantees who do not fulfill the service-based conditions.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2023. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $1.0 million and $2.6 million during the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $3.9 million during the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Research and development	$3.1	$3.6	$5.5	$6.2
Sales and marketing	3.9	3.6	7.2	5.7
General and administrative	4.3	2.5	7.2	4.3
Total stock-based compensation	$11.3	$9.7	$19.9	$16.2
In addition, stock-based compensation capitalized related to software development costs was $1.6 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, and $3.1 million and $3.3 million during the six months ended June 30, 2023 and 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8.Income Taxes
During the three months ended June 30, 2023, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended June 30, 2023.
The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of June 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
9.Net Loss Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(10.7)	$(9.3)	$(9.0)	$(19.8)
Denominator:
Weighted-average shares of common stock—basic and diluted	76.8	67.4	76.3	67.2
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.14)	$(0.12)	$(0.29)
Diluted	$(0.14)	$(0.14)	$(0.12)	$(0.29)
The following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Shares subject to outstanding stock options and restricted stock units	9.9	10.7	8.7	9.1
ESPP	0.5	2.0	0.4	1.8

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
As a personal finance website and app, NerdWallet provides consumers with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom, Canada and Australia.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 22 million and 23 million average MUUs for the three and six months ended June 30, 2023, which was up 9% and 8% compared to the three and six months ended June 30, 2022, respectively. We saw strong engagement in areas such as banking, insurance and travel products, and are also incorporating our acquisition of OTB in July 2022. Partially offsetting growth were declines from a continued challenging macroeconomic environment in mortgages. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior, and our strategic marketing decisions.
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
•Adjusted EBITDA excludes certain recurring, non-cash charges, such as amortization of software, depreciation of property and equipment, amortization of intangible assets, and (losses) gains on disposals of assets. Although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect all cash requirements for such replacements or for new capital expenditure requirements;
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue	$143.3	$125.2	$312.9	$254.3
Costs and expenses:
Cost of revenue	13.1	8.2	26.9	15.9
Research and development[1]	20.0	20.1	39.5	37.5
Sales and marketing[1]	98.8	88.8	220.5	184.9
General and administrative[1]	15.6	15.3	31.0	28.4
Change in fair value of contingent consideration related to earnouts	—	1.8	—	5.7
Total costs and expenses	147.5	134.2	317.9	272.4
Loss from operations	(4.2)	(9.0)	(5.0)	(18.1)
Other income (expense), net:
Interest income	0.8	0.1	1.8	0.1
Interest expense	(0.2)	(0.2)	(0.4)	(0.4)
Other losses, net	—	—	(0.1)	—
Total other income (expense), net	0.6	(0.1)	1.3	(0.3)
Loss before income taxes	(3.6)	(9.1)	(3.7)	(18.4)
Income tax provision	7.1	0.2	5.3	1.4
Net loss	$(10.7)	$(9.3)	$(9.0)	$(19.8)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Research and development	$3.1	$3.6	$5.5	$6.2
Sales and marketing	3.9	3.6	7.2	5.7
General and administrative	4.3	2.5	7.2	4.3
Total stock-based compensation	$11.3	$9.7	$19.9	$16.2

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	7	9	6
Research and development	14	16	13	15
Sales and marketing	69	71	70	73
General and administrative	11	12	10	11
Change in fair value of contingent consideration related to earnouts	—	1	—	2
Total costs and expenses	103	107	102	107
Loss from operations	(3)	(7)	(2)	(7)
Other income (expense), net:
Interest income	1	—	1	—
Interest expense	—	—	—	—
Other losses, net	—	—	—	—
Total other income (expense), net	1	—	1	—
Loss before income taxes	(2)	(7)	(1)	(7)
Income tax provision (benefit)	5	—	2	1
Net loss	(7%)	(7%)	(3%)	(8%)
Net loss increased $1.4 million, or 16%, for the three months ended June 30, 2023, and decreased $10.8 million, or 55%, for the six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The changes include increases of $18.1 million and $58.6 million in revenue, partially offset by increases of $13.3 million and $45.5 million in expenses. The increases in expenses were primarily driven by increases of $10.0 million and $35.6 million in sales and marketing expense, and $4.9 million and $11.0 million in cost of revenue, partially offset by decreases of $1.8 million and $5.7 million for changes in fair value of contingent consideration related to earnouts. Additionally, we had increases of $6.9 million and $3.9 million in income tax provisions for the three and six months ended June 30, 2023, respectively.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Credit cards	$51.2	$54.6	$(3.4)	(6%)	$112.5	$99.8	$12.7	13%
Loans	23.1	24.0	(0.9)	(4%)	45.1	58.3	(13.2)	(23%)
Other verticals	69.0	46.6	22.4	48%	155.3	96.2	59.1	62%
Total revenue	$143.3	$125.2	$18.1	14%	$312.9	$254.3	$58.6	23%
Revenue increased $18.1 million, or 14% and $58.6 million, or 23%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, primarily driven by strong growth in other verticals revenues.
Credit cards revenue decreased $3.4 million, or 6% for the three months ended June 30, 2023, primarily due to reduced marketing spending by our financial services partners amidst an increasingly cautious underwriting environment. Credit cards revenue increased $12.7 million, or 13%, for the six months ended June 30, 2023, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.
Loans revenue decreased $0.9 million, or 4% and $13.2 million, or 23%, for the three and six months ended June 30, 2023, respectively, primarily due to decreases of 33% and 48%, respectively, in mortgages revenue and 37% and 43%, respectively, in student loans driven by higher interest rates and continuing macroeconomic headwinds, partially offset by increases of 32% and 21%, respectively, in personal loans revenue incorporating our acquisition of OTB in July 2022.

Other verticals revenue increased $22.4 million, or 48% and $59.1 million, or 62%, for the three and six months ended June 30, 2023, respectively, driven by increases of 139% and 177%, respectively, in banking revenue primarily due to the higher interest rate environment, 41% and 93%, respectively, in insurance revenue primarily driven by auto insurance, and 13% and 16%, respectively, in SMB products revenue.
Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$13.1	$8.2	$4.9	61%	$26.9	$15.9	$11.0	69%
Research and development	20.0	20.1	(0.1)	(0%)	39.5	37.5	2.0	5%
Sales and marketing	98.8	88.8	10.0	11%	220.5	184.9	35.6	19%
General and administrative	15.6	15.3	0.3	1%	31.0	28.4	2.6	10%
Change in fair value of contingent consideration related to earnouts	—	1.8	(1.8)	(100%)	—	5.7	(5.7)	(100%)
Total costs and expenses	$147.5	$134.2	$13.3	10%	$317.9	$272.4	$45.5	17%
Cost of revenue
Cost of revenue increased $4.9 million, or 61% and $11.0 million, or 69%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, attributable to increases of $4.1 million and $8.2 million, respectively, in amortization expense related to intangible assets from our acquisition of OTB in July 2022 and capitalized software development costs, and $0.5 million and $1.7 million, respectively, primarily related to third-party service charges.
Research and development expense
Research and development expenses decreased $0.1 million for the three months ended June 30, 2023. and increased $2.0 million, or 5%, for the six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, respectively. The decrease for the three months ended June 30, 2023 was primarily attributable to a $0.8 million decrease in personnel-related costs for our engineering, data, and product management personnel and contractors, partially offset by a $0.6 million increase in software and technology costs related to our platform. The increase for the six months ended June 30, 2023 was primarily attributable to increases of $0.4 million in personnel-related costs and $1.2 million in software and technology costs related to our platform.
Sales and marketing expense
For the three and six months ended June 30, 2023, our total sales and marketing expense was comprised of approximately 21% and 27% for brand marketing, respectively, and 50% and 48% for performance marketing, respectively, with the remainder for organic and other marketing expenses. For the three and six months ended June 30, 2022, our total sales and marketing expense was comprised of approximately 30% and 36% for brand marketing, respectively, and 42% and 39% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $10.0 million, or 11%, and $35.6 million, or 19%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The increases were attributable to increases of $11.9 million and $34.0 million in performance marketing expenses, and $4.7 million and $9.7 million in organic and other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, partially offset by decreases of $6.6 million and $8.1 million in brand marketing expenses.
General and administrative expense
General and administrative expenses increased $0.3 million, or 1%, and $2.6 million, or 10%, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, primarily attributable to increases of $2.5 million and $4.3 million, respectively, in personnel-related costs mainly due to higher stock-based compensation and increased headcount, partially offset by $2.2 million of acquisition-related costs in the three and six months ended June 30, 2022 related to our acquisition of OTB in July 2022.

Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera, Inc. (Fundera) and Know Your Money (KYM) in 2020. The fair value of the estimated contingent considerations was subject to remeasurement at each reporting date until the payments were made. See Note 3–Fair Value Measurements in the notes to our condensed consolidated financial statements for further discussion on these contingent considerations.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$0.8	$0.1	$0.7	701%	$1.8	$0.1	$1.7	NM
Interest expense	(0.2)	(0.2)	—	4%	(0.4)	(0.4)	—	9%
Other losses, net	—	—	—	NM	(0.1)	—	(0.1)	352%
Total other income (expense), net	$0.6	$(0.1)	$0.7	NM	$1.3	$(0.3)	$1.6	NM
The change in other income (expense), net for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily attributable to higher interest income.
Income tax provision (benefit)
During the three months ended June 30, 2023, our tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. Our tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended June 30, 2023.
We had income tax provisions of $7.1 million and $5.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $1.4 million for the three and six months ended June 30, 2022, respectively. Our effective tax rate was (200.4%) and (144.0%) for the three and six months ended June 30, 2023, and (1.8%) and (7.7%) three and six months ended June 30, 2022, respectively. Our effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to capitalization of research and development expenses under tax regulations effective in 2022, a full valuation allowance recorded against our net U.S. deferred tax assets, and excess tax benefits related to stock based compensation.

Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net loss, the most comparable GAAP financial measure, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net loss	$(10.7)	$(9.3)	$(9.0)	$(19.8)
Depreciation and amortization	12.2	7.6	23.9	14.8
Stock-based compensation	11.3	9.7	19.9	16.2
Acquisition-related retention	1.4	—	2.8	—
Deferred compensation related to earnouts	—	0.4	—	0.8
Change in fair value of contingent consideration related to earnouts	—	1.8	—	5.7
Acquisition-related expenses	—	2.2	—	2.2
Interest (income) expense, net	(0.6)	0.1	(1.4)	0.3
Other losses, net	—	—	0.1	—
Income tax provision	7.1	0.2	5.3	1.4
Adjusted EBITDA	$20.7	$12.7	$41.6	$21.6

Net loss margin	(7%)	(7%)	(3%)	(8%)
Adjusted EBITDA margin[1]	14%	10%	13%	8%
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the decrease in net loss for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Adjusted EBITDA increased $8.0 million and $20.0 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The increases were primarily attributable to increases in adjustments to reconcile Adjusted EBITDA to net loss, including $4.6 million and $9.1 million for depreciation and amortization, $1.6 million and $3.7 million for stock-based compensation, $1.4 million and $2.8 million for acquisition-related retention, and $6.9 million and $3.9 million for income taxes. These increases were partially offset by decreases of $1.8 million and $5.7 million for the change in fair value of contingent consideration related to earnouts for the three and six months ended June 30, 2023, respectively, and $2.2 million for acquisition-related expenses for both the three and six months ended June 30, 2022. Additionally, the increase in Adjusted EBITDA for the six months ended June 30, 2023 includes a $10.8 million decrease in net loss.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from June 30, 2023) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general corporate requirements, including working capital, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $67.1 million and $83.9 million, respectively.

Known Contractual and Other Obligations
A description of contractual commitments as of June 30, 2023 is included in Note 6–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the six months ended June 30, 2023, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, we committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earnout consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount of $30.9 million (see Note 3–Fair Value Measurements in the notes to our condensed consolidated financial statements). During the six months ended June 30, 2023, we paid $32.6 million for the 2022 performance period, consisting of $30.9 million of contingent consideration and the remainder for deferred compensation related to earnouts.
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
On May 2, 2023, we announced that our Board of Directors authorized a plan (the Repurchase Plan) under which we may repurchase up to $20 million of our Class A common stock. Subject to market conditions and other factors, the Repurchase Plan is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plan are retired. We expect to fund repurchases with existing cash and cash equivalents. During the six months ended June 30, 2023, we repurchased 0.1 million shares of Class A common stock for $1.3 million, including costs associated with the repurchases.
We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility with First Citizens Bank & Trust Company (through its Silicon Valley Bank division) and certain other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing.
Under the terms of our credit facility, we may borrow up to $100.0 million, subject to borrowing conditions, which terminates on December 2, 2023. We had no outstanding balance on our credit facility at June 30, 2023 or December 31, 2022. The available amount to borrow under our credit facility was $98.5 million and $98.3 million at June 30, 2023 and December 31, 2022, respectively, which is equal to the available amount under the credit agreement of $100.0 million, net of letters of credit of $1.5 million and $1.7 million, respectively. Our credit facility contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of June 30, 2023 and December 31, 2022.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$6.4	$(14.4)
Net cash used in investing activities	(15.3)	(15.9)
Net cash used in financing activities	(8.0)	(11.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net decrease in cash and cash equivalents	$(16.8)	$(42.0)
Operating activities
Net cash provided by operating activities increased $20.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to a $10.8 million decrease in net loss, and an $8.9 million increase in non-cash charges, partially offset by a $1.1 million decrease in net cash outflow from changes in operating assets and liabilities. The increase in non-cash charges was primarily due to increases of $9.1 million in depreciation and amortization, $3.7 million in stock-based compensation, and $1.0 million in deferred taxes, partially offset by a $5.7 million change in fair value of contingent consideration related to earnouts for the six months ended June 30, 2022. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to decreases of $12.9 million in accounts receivable and $2.3 million in other liabilities, substantially offset by increases of $7.0 million in accrued expenses and other current liabilities, $3.9 million in accounts payable, $2.5 million for payments for contingent consideration in excess of the amounts recorded at the acquisition date, and $0.6 million in operating lease liabilities.
Investing activities
Net cash used in investing activities decreased $0.6 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as a $2.5 million decrease in purchases of property and equipment was partially offset by a $1.9 million increase in capitalized software development costs.
Financing activities
Net cash used in financing activities decreased $3.5 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increases of $4.5 million from exercises of stock options and $2.1 million for payment for contingent consideration recorded at the acquisition date, partially offset by decreases of $1.3 million from the issuance of Class A common stock under our Employee Stock Purchase Plan and $1.3 million for repurchases of Class A common stock.
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
During the six months ended June 30, 2023, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the six months ended June 30, 2023, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our subsequent periodic filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
April	—	$—	—	$—
May	141	$8.83	141	$18.7
June	—	$—	—	$18.7
Total	141		141
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan (the Repurchase Plan) under which we may repurchase up to $20 million of our Class A common stock. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
None of our directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408 of Regulation S-K, during the three months ended June 30, 2023.
Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	***
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	***
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	***
_____________
+       Indicates a management contract or compensatory plan.
*    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.
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

NERDWALLET, INC.

Date:	August 2, 2023	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer