Form 10-Q
period 2023-09-30
NERDWALLET, INC.
filed 2023-10-26
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 44,439,538 shares of Class A common stock and 31,685,652 shares of Class B common stock as of October 20, 2023.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2023	December 31, 2022
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$86.6	$83.9
Accounts receivable—net	84.4	87.0
Prepaid expenses and other current assets	23.8	18.3
Total current assets	194.8	189.2
Property, equipment and software—net	52.8	49.1
Goodwill	111.3	111.2
Intangible assets—net	50.5	64.1
Right-of-use assets	9.2	11.3
Other assets	2.2	0.8
Total Assets	$420.8	$425.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.1	$3.6
Accrued expenses and other current liabilities	31.9	37.9
Contingent consideration—current	—	30.9
Total current liabilities	45.0	72.4
Other liabilities—noncurrent	11.6	11.6
Total liabilities	56.6	84.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 76,994 and 75,120 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	471.2	427.3
Accumulated other comprehensive loss	(0.7)	(0.9)
Accumulated deficit	(106.3)	(84.7)
Total stockholders’ equity	364.2	341.7
Total Liabilities and Stockholders’ Equity	$420.8	$425.7
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Revenue	$152.8	$142.6	$465.7	$396.9
Costs and Expenses:
Cost of revenue	13.3	11.7	40.2	27.6
Research and development	20.7	20.7	60.2	58.2
Sales and marketing	100.6	103.2	321.1	288.1
General and administrative	14.2	15.4	45.2	43.8
Change in fair value of contingent consideration related to earnouts	—	0.4	—	6.1
Total costs and expenses	148.8	151.4	466.7	423.8
Income (Loss) From Operations	4.0	(8.8)	(1.0)	(26.9)
Other income (expense), net:
Interest income	0.9	0.5	2.7	0.6
Interest expense	(0.2)	(0.9)	(0.6)	(1.3)
Other losses, net	—	—	(0.1)	—
Total other income (expense), net	0.7	(0.4)	2.0	(0.7)
Income (loss) before income taxes	4.7	(9.2)	1.0	(27.6)
Income tax provision (benefit)	5.2	(9.9)	10.5	(8.5)
Net Income (Loss)	$(0.5)	$0.7	$(9.5)	$(19.1)
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$(0.01)	$0.01	$(0.12)	$(0.28)
Diluted	$(0.01)	$0.01	$(0.12)	$(0.28)
Weighted-Average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	77.5	73.4	76.7	69.2
Diluted	77.5	75.0	76.7	69.2

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net Income (Loss)	$(0.5)	$0.7	$(9.5)	$(19.1)
Other Comprehensive Income (Loss):
Change in foreign currency translation	(0.2)	(1.1)	0.2	(2.4)
Comprehensive Loss	$(0.7)	$(0.4)	$(9.3)	$(21.5)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)	—	(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8
Issuance of Class A common stock upon exercise of stock options	66	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	674	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.2)			(0.2)
Issuance of Class A common stock under Employee Stock Purchase Plan	240	—	1.9			1.9
Repurchase of Class A common stock	(141)	—			(1.3)	(1.3)
Stock-based compensation			12.9			12.9
Other comprehensive income				0.2		0.2
Net loss					(10.7)	(10.7)
Balance as of June 30, 2023	77,525	$—	$460.5	$(0.5)	$(95.0)	$365.0
Issuance of Class A common stock upon exercise of stock options	51	—	0.3			0.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	657	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(30)	—	(0.2)			(0.2)
Repurchase of Class A common stock	(1,209)	—			(10.8)	(10.8)
Stock-based compensation			10.6			10.6
Other comprehensive loss				(0.2)		(0.2)
Net loss					(0.5)	(0.5)
Balance as of September 30, 2023	76,994	$—	$471.2	$(0.7)	$(106.3)	$364.2

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	154	—	0.7			0.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	262	—				—
Stock-based compensation			7.9			7.9
Other comprehensive loss				(0.3)		(0.3)
Net loss					(10.5)	(10.5)
Balance as of March 31, 2022	67,138	$—	$340.2	$0.2	$(85.0)	$255.4
Issuance of Class A common stock upon exercise of stock options	629	—	3.6			3.6
Issuance of Class A common stock pursuant to settlement of restricted stock units	400	—				—
Issuance of Class A common stock under Employee Stock Purchase Plan	470	—	3.2			3.2
Stock-based compensation			11.6			11.6
Other comprehensive loss				(1.0)		(1.0)
Net loss					(9.3)	(9.3)
Balance as of June 30, 2022	68,637	$—	$358.6	$(0.8)	$(94.3)	$263.5
Issuance of Class A common stock upon exercise of stock options	343	—	1.9			1.9
Issuance of Class A common stock pursuant to settlement of restricted stock units	424	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(17)	—	(0.1)			(0.1)
Issuance of Class A common stock for business combination	4,935	—	43.2			43.2
Stock-based compensation			10.5			10.5
Other comprehensive loss				(1.1)		(1.1)
Net income					0.7	0.7
Balance as of September 30, 2022	74,322	$—	$414.1	$(1.9)	$(93.6)	$318.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2023	2022
Operating Activities:
Net loss	$(9.5)	$(19.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36.0	25.6
Stock-based compensation	29.3	25.3
Change in fair value of contingent consideration related to earnouts	—	6.1
Deferred taxes	(0.4)	(12.5)
Non-cash lease costs	2.1	2.0
Other, net	1.2	0.9
Changes in operating assets and liabilities:
Accounts receivable	1.6	(18.7)
Prepaid expenses and other assets	(6.2)	(2.0)
Accounts payable	7.6	(4.0)
Accrued expenses and other current liabilities	(5.9)	15.9
Payment of contingent consideration	(14.0)	(11.5)
Operating lease liabilities	(2.3)	(1.7)
Other liabilities	3.0	(1.4)
Net cash provided by operating activities	42.5	4.9
Investing Activities:
Capitalized software development costs	(19.6)	(20.5)
Purchase of property and equipment	(0.5)	(4.3)
Business combination, net of cash acquired	—	(69.5)
Net cash used in investing activities	(20.1)	(94.3)
Financing Activities:
Payment of contingent consideration	(16.9)	(19.0)
Proceeds from line of credit	7.5	70.0
Payments on line of credit	(7.5)	—
Payment of debt issuance costs	(1.1)	—
Proceeds from exercise of stock options	9.1	6.2
Issuance of Class A common stock under Employee Stock Purchase Plan	1.9	3.2
Repurchase of Class A common stock	(12.1)	—
Tax payments related to net-share settlements on restricted stock units	(0.7)	(0.1)
Net cash provided by (used in) financing activities	(19.8)	60.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Net increase (decrease) in cash and cash equivalents	2.7	(29.4)
Cash and Cash Equivalents:
Beginning of period	83.9	167.8
End of period	$86.6	$138.4

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$2.6	$1.1
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$11.7	$3.1
Cash paid for interest	0.3	0.8
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2.7	$2.2
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $64.2 million and $75.4 million as of September 30, 2023 and December 31, 2022, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
Significant Accounting Policies—During the nine months ended September 30, 2023, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Credit cards	$54.0	$57.4	$166.5	$157.2
Loans	32.9	28.4	78.0	86.7
Other verticals	65.9	56.8	221.2	153.0
Total revenue	$152.8	$142.6	$465.7	$396.9
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $6.9 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of September 30, 2023
Assets:
Cash and cash equivalents—money market funds	$64.2	$—	$—	$64.2
Certificate of deposit	—	2.1	—	2.1
	$64.2	$2.1	$—	$66.3

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2022
Assets:
Cash and cash equivalents—money market funds	$75.4	$—	$—	$75.4
Certificate of deposit	—	2.0	—	2.0
	$75.4	$2.0	$—	$77.4
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9
Level 3 liabilities previously consisted entirely of contingent consideration, and the changes in fair value were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance as of beginning of period	$—	$29.9	$30.9	$54.7
Payment	—	—	(30.9)	(30.5)
Change in fair value, recognized in earnings	—	0.4	—	6.1
Balance as of end of period	$—	$30.3	$—	$30.3
As of December 31, 2022, Fundera Inc.’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount, with the contingent consideration liability paid in full during the nine months ended September 30, 2023.
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $48.7 million and $43.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company capitalized $7.9 million and $25.7 million of software development costs during the three and nine months ended September 30, 2023, respectively, and $8.9 million and $25.8 million during the three and nine months ended September 30, 2022, respectively. The Company recorded amortization expense related to capitalized software development costs of $7.3 million and $20.9 million during the three and nine months ended September 30, 2023, respectively, and $5.7 million and $16.0 million during the three and nine months ended September 30, 2022, respectively.
Accrued expenses and other current liabilities include operating lease liabilities of $3.3 million and $3.1 million, as of September 30, 2023 and December 31, 2022, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $7.1 million and $9.6 million as of September 30, 2023 and December 31, 2022, respectively.

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
The unaudited pro forma financial information is as follows:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2022
Revenue	$144.8	$441.9
Net loss	(10.1)	(34.4)
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
6.Debt
Credit Facility—On September 26, 2023, NerdWallet, Inc. and three of its wholly-owned subsidiaries entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association. as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by the Company and certain of its domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Agreement includes a letter of credit sub-facility in the aggregate amount of $10.0 million and a swingline sub-facility in the aggregate amount of $10.0 million. The Credit Facility is secured by substantially all of the Company’s assets. The Company and each of its material domestic subsidiaries is a guarantor of all of the obligations under the Credit Facility. The Credit Facility matures on September 26, 2028.
The Credit Facility replaces the Company’s prior credit facility under the Amended and Restated Senior Secured Credit Facilities Credit Agreement dated February 19, 2021 between the Company and Silicon Valley Bank, as administrative agent, which was terminated substantially concurrently with the Company’s entering into the Credit Agreement.
The Company is charged a commitment fee of between 0.25% and 0.35% of the total facility commitments, depending on the Company’s total net leverage ratio.
Borrowings under the Credit Facility bear interest at a floating rate and may be maintained as alternate base rate loans (tied to the prime rate, the federal funds rate plus 0.50%, the overnight bank funding rate plus 0.50%, or the adjusted term secured overnight financing rate (SOFR) for a one-month period plus 1.00%) or as term benchmark loans tied to adjusted term SOFR plus 0.10%, in each case plus a margin of 2.25% to 2.75% depending on the Company’s total net leverage ratio.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, engage in mergers, consolidations, liquidations or acquisitions, enter into new lines of business not related to the Company’s current lines of business, make certain investments, make distributions on or repurchase its equity securities, engage in transactions with affiliates, or enter into certain hedging obligations. Events of default under the Credit Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lenders to terminate commitments and accelerate the maturity of borrowings under the Credit Facility if not cured within applicable grace periods. The Company was in compliance with all covenants as of September 30, 2023.
The Company had no outstanding debt at September 30, 2023. The available amount to borrow under the Credit Facility was $123.5 million at September 30, 2023, which was equal to the available amount under the agreement of $125.0 million, net of letters of credit of $1.5 million.
7.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of September 30, 2023, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of September 30, 2023 or December 31, 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8.Stockholders’ Equity
Share Repurchase Plan—On May 2, 2023, the Company announced that its Board of Directors authorized a plan (the Repurchase Plan) under which the Company may repurchase up to $20 million of the Company’s Class A common stock. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, the Company may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plan are retired. During the three and nine months ended September 30, 2023, the Company repurchased 1.2 million and 1.3 million shares, respectively, of Class A common stock for $10.8 million and $12.1 million, respectively, including costs associated with the repurchases.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	6,112	$9.81	6.7	$11.9
Exercised	(1,343)	$6.79
Cancelled/forfeited	(299)	$12.53
Balance as of September 30, 2023	4,470	$10.53	6.4	$6.0
Vested and exercisable as of September 30, 2023	3,081	$9.58	5.6	$5.7
The aggregate intrinsic value of options exercised was $12.9 million for the nine months ended September 30, 2023.
There were no options granted for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions:

Nine Months Ended September 30, 2022
Expected volatility	52.5%
Expected term (in years)	6.0
Expected dividend yield	0%
Risk-free interest rate	2.6%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2022	7,405	$12.27
Granted[1]	2,632	$14.73
Vested	(1,711)	$13.67
Forfeited	(826)	$13.88
Nonvested as of September 30, 2023[1]	7,500	$12.64
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $20.3 million during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023, the Company granted 0.2 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) an EBITDA-related metric and (ii) a revenue-related metric, both in fiscal year 2023, subject to certification of the attainment of the performance level. These performance-based RSUs are also subject to service-based vesting over a period of three years. Stock-based compensation for performance-based RSUs is recognized over the requisite service period using the accelerated attribution method based on an assessment of the probability of achieving the requisite performance metrics. The Company recognizes forfeitures as they occur for grantees who do not fulfill the service-based conditions.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2023. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.8 million and $1.4 million during the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $5.3 million during the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Research and development	$2.9	$2.8	$8.4	$9.0
Sales and marketing	3.5	3.4	10.7	9.1
General and administrative	3.0	2.9	10.2	7.2
Total stock-based compensation	$9.4	$9.1	$29.3	$25.3
In addition, stock-based compensation capitalized related to software development costs was $1.2 million and $1.4 million during the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $4.7 million during the nine months ended September 30, 2023 and 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9.Income Taxes
Beginning with the three months ended June 30, 2023, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2023.
The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of September 30, 2023 and December 31, 2022, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
10.Net Income (Loss) Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$(0.5)	$0.7	$(9.5)	$(19.1)
Denominator:
Weighted-average shares of common stock—basic	77.5	73.4	76.7	69.2
Effect of dilutive stock options and restricted stock units	—	1.6	—	—
Weighted-average shares of common stock—diluted	77.5	75.0	76.7	69.2
Net income (loss) per share attributable to common stockholders:
Basic	$(0.01)	$0.01	$(0.12)	$(0.28)
Diluted	$(0.01)	$0.01	$(0.12)	$(0.28)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Shares subject to outstanding stock options and restricted stock units	9.7	8.9	9.0	9.6
ESPP	0.3	1.2	0.4	1.6
11.Subsequent Event
Following the Company’s utilization of the share repurchase authorization announced by the Company on May 2, 2023, the Company announced on October 26, 2023 that its Board of Directors approved a new share repurchase authorization under which the Company may repurchase up to $30 million of the Company’s Class A common stock (the October 2023 Repurchase Plan). Under the October 2023 Repurchase Plan, shares of Class A common stock may be repurchased in the open market, through privately negotiated transactions or otherwise. The October 2023 Repurchase Plan does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the October 2023 Repurchase Plan will be at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations.

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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 24 million and 23 million average MUUs for the three and nine months ended September 30, 2023, which was up 22% and 12% compared to the three and nine months ended September 30, 2022, respectively. We saw strong engagement in areas such as travel products, banking and insurance, and are also incorporating our acquisition of OTB in July 2022. Partially offsetting growth were declines from a continued challenging macroeconomic environment in mortgages. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior, and our strategic marketing decisions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue	$152.8	$142.6	$465.7	$396.9
Costs and expenses:
Cost of revenue	13.3	11.7	40.2	27.6
Research and development[1]	20.7	20.7	60.2	58.2
Sales and marketing[1]	100.6	103.2	321.1	288.1
General and administrative[1]	14.2	15.4	45.2	43.8
Change in fair value of contingent consideration related to earnouts	—	0.4	—	6.1
Total costs and expenses	148.8	151.4	466.7	423.8
Income (loss) from operations	4.0	(8.8)	(1.0)	(26.9)
Other income (expense), net:
Interest income	0.9	0.5	2.7	0.6
Interest expense	(0.2)	(0.9)	(0.6)	(1.3)
Other losses, net	—	—	(0.1)	—
Total other income (expense), net	0.7	(0.4)	2.0	(0.7)
Income (loss) before income taxes	4.7	(9.2)	1.0	(27.6)
Income tax provision (benefit)	5.2	(9.9)	10.5	(8.5)
Net income (loss)	$(0.5)	$0.7	$(9.5)	$(19.1)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Research and development	$2.9	$2.8	$8.4	$9.0
Sales and marketing	3.5	3.4	10.7	9.1
General and administrative	3.0	2.9	10.2	7.2
Total stock-based compensation	$9.4	$9.1	$29.3	$25.3

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	8	8	7
Research and development	13	15	13	15
Sales and marketing	66	72	69	73
General and administrative	9	11	10	11
Change in fair value of contingent consideration related to earnouts	—	—	—	1
Total costs and expenses	97	106	100	107
Income (loss) from operations	3	(6)	—	(7)
Other income (expense), net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other losses, net	—	—	—	—
Total other income (expense), net	—	—	—	—
Income (loss) before income taxes	3	(6)	—	(7)
Income tax provision (benefit)	3	(7)	2	(2)
Net income (loss)	—%	1%	(2%)	(5%)
We had a net loss of $0.5 million for the three months ended September 30, 2023, as compared to net income of $0.7 million for the three months ended September 30, 2022, while net loss decreased $9.6 million, or 50%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Revenues increased by $10.2 million and $68.8 million, respectively, for the three and nine months ended September 30, 2023. Expenses decreased by $2.6 million for the three months ended September 30, 2023 primarily due to a $2.6 million decrease in sales and marketing expense, and increased $42.9 million for the nine months ended September 30, 2023 primarily driven by increases of $33.0 million in sales and marketing expense and $12.6 million in cost of revenue, partially offset by a $6.1 million decrease for changes in fair value of contingent consideration related to earnouts. Additionally, we had increases of $15.1 million and $19.0 million in income tax provisions for the three and nine months ended September 30, 2023, respectively.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Credit cards	$54.0	$57.4	$(3.4)	(6%)	$166.5	$157.2	$9.3	6%
Loans	32.9	28.4	4.5	16%	78.0	86.7	(8.7)	(10%)
Other verticals	65.9	56.8	9.1	16%	221.2	153.0	68.2	45%
Total revenue	$152.8	$142.6	$10.2	7%	$465.7	$396.9	$68.8	17%
Revenue increased $10.2 million, or 7% and $68.8 million, or 17%, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, primarily driven by strong growth in other verticals revenues.
Credit cards revenue decreased $3.4 million, or 6%, for the three months ended September 30, 2023, primarily due to reduced marketing spending by our financial services partners amidst a combination of increasingly cautious underwriting and heightened balance sheet conservatism following the regional banking crisis. Credit cards revenue increased $9.3 million, or 6%, for the nine months ended September 30, 2023, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches.

Loans revenue increased $4.5 million, or 16%, for the three months ended September 30, 2023, primarily due to a 51% increase in personal loans revenue reflecting continued integration and optimization of our acquisition of OTB in July 2022, partially offset by a 33% decrease in mortgages revenue driven by higher interest rates and continuing macroeconomic headwinds. Loans revenue decreased $8.7 million, or 10%, for the nine months ended September 30, 2023, primarily due to decreases of 45% in mortgages revenue and 24% in student loans, partially offset by a 33% increase in personal loans.
Other verticals revenue increased $9.1 million, or 16%, and $68.2 million, or 45%, for the three and nine months ended September 30, 2023, respectively, driven by increases of 43% and 115%, respectively, in banking revenue primarily due to the higher interest rate environment, and 6% and 12%, respectively, in SMB products revenue. Additionally, insurance revenue decreased 23% for the three months ended September 30, 2023 reflecting inflation-driven profitability pressure on carriers, and increased 51% for the nine months ended September 30, 2023 primarily driven by auto insurance.
Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$13.3	$11.7	$1.6	13%	$40.2	$27.6	$12.6	46%
Research and development	20.7	20.7	—	0%	60.2	58.2	2.0	3%
Sales and marketing	100.6	103.2	(2.6)	(2%)	321.1	288.1	33.0	11%
General and administrative	14.2	15.4	(1.2)	(9%)	45.2	43.8	1.4	3%
Change in fair value of contingent consideration related to earnouts	—	0.4	(0.4)	(100%)	—	6.1	(6.1)	(100%)
Total costs and expenses	$148.8	$151.4	$(2.6)	(2%)	$466.7	$423.8	$42.9	10%
Cost of revenue
Cost of revenue increased $1.6 million, or 13%, and $12.6 million, or 46%, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively, attributable to increases of $1.4 million and $9.6 million, respectively, in amortization expense related to capitalized software development costs and intangible assets from our acquisition of OTB in July 2022. The increase for the nine months ended September 30, 2023 also included a $1.9 million increase primarily related to third-party service charges.
Research and development expense
Research and development expenses were comparable for the three months ended September 30, 2023 and increased $2.0 million, or 3%, for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The increase for the nine months ended September 30, 2023 was primarily attributable to a $1.5 million increase in software and technology costs related to our platform.
Sales and marketing expense
For the three and nine months ended September 30, 2023, our total sales and marketing expense was comprised of approximately 19% and 24% for brand marketing, respectively, and 53% and 49% for performance marketing, respectively, with the remainder for organic and other marketing expenses. For the three and nine months ended September 30, 2022, our total sales and marketing expense was comprised of approximately 27% and 33% for brand marketing, respectively, and 46% and 41% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses decreased $2.6 million, or 2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily attributable to an $8.6 million decrease in brand marketing expenses, partially offset by a $5.6 million increase in performance marketing expenses. Sales and marketing expenses increased $33.0 million, or 11%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily attributable to increases of $39.6 million in performance marketing expenses and $10.1 million in organic and other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, partially offset by a $16.7 million decrease in brand marketing expenses.

General and administrative expense
General and administrative expenses decreased $1.2 million, or 9%, for the three months ended September 30, 2023 and increased $1.4 million, or 3%, for the nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, respectively. The changes were primarily attributable to the impacts of increases of $0.6 million and $4.9 million, respectively, in personnel-related costs mainly due to higher stock-based compensation and increased headcount, offset by decreases of $0.9 million and $2.9 million, respectively, of acquisition-related costs primarily related to our acquisition of OTB in July 2022, and $0.6 million and $0.7 million, respectively, primarily related to director and officer liability insurance costs.
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
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$0.9	$0.5	$0.4	75%	$2.7	$0.6	$2.1	354%
Interest expense	(0.2)	(0.9)	0.7	(77%)	(0.6)	(1.3)	0.7	(54%)
Other losses, net	—	—	—	NM	(0.1)	—	(0.1)	226%
Total other income (expense), net	$0.7	$(0.4)	$1.1	NM	$2.0	$(0.7)	$2.7	NM
The change in other income (expense), net for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily attributable to higher interest income and lower interest expense.
Income tax provision (benefit)
Beginning with the three months ended June 30, 2023, our tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. Our tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended September 30, 2023.
We had income tax provisions of $5.2 million and $10.5 million for the three and nine months ended September 30, 2023, respectively, as compared to income tax benefits of $9.9 million and $8.5 million for the three and nine months ended September 30, 2022, respectively. Our effective tax rate was 110.9% and 1,080.6% for the three and nine months ended September 30, 2023, and 107.5% and 30.9% three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to capitalization of research and development expenses under tax regulations effective in 2022, a full valuation allowance recorded against our net U.S. deferred tax assets, and excess tax benefits related to stock based compensation. During the three and nine months ended September 30, 2022, we recognized a tax benefit of $12.1 million related to the change in the Company’s existing full valuation allowance on deferred tax assets resulting from our acquisition of OTB in July 2022, partially offset by higher capitalization of research and development expenses under new tax regulations effective in 2022.

Non-GAAP Financial Measure
Adjusted EBITDA as we define it may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$(0.5)	$0.7	$(9.5)	$(19.1)
Depreciation and amortization	12.1	10.8	36.0	25.6
Stock-based compensation	9.4	9.1	29.3	25.3
Acquisition-related retention	1.2	1.4	4.0	1.4
Deferred compensation related to earnouts	—	0.4	—	1.2
Change in fair value of contingent consideration related to earnouts	—	0.4	—	6.1
Acquisition-related expenses	—	1.2	—	3.4
Interest (income) expense, net	(0.7)	0.4	(2.1)	0.7
Other losses, net	—	—	0.1	—
Income tax provision (benefit)	5.2	(9.9)	10.5	(8.5)
Adjusted EBITDA	$26.7	$14.5	$68.3	$36.1

Net income (loss) margin	0%	0%	(2%)	(5%)
Adjusted EBITDA margin[1]	18%	10%	15%	9%
______________
(1)Represents Adjusted EBITDA as a percentage of revenue.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in net income (loss) for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Adjusted EBITDA increased $12.2 million and $32.2 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increases were primarily attributable to increases in adjustments to reconcile Adjusted EBITDA to net income (loss), including $1.3 million and $10.4 million for depreciation and amortization, and $15.1 million and $19.0 million for income taxes, partially offset by decreases of $1.2 million and $3.4 million for acquisition-related expenses, and $1.1 million and $2.8 million for interest income (expense), net. Additionally, the increase in Adjusted EBITDA for the nine months ended September 30, 2023 includes a $9.6 million decrease in net loss and increases of $4.0 million for stock-based compensation and $2.6 million for acquisition-related retention, partially offset by a $6.1 million decrease for the change in fair value of contingent consideration related to earnouts.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from September 30, 2023) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general corporate requirements, including working capital, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $86.6 million and $83.9 million, respectively.

Known Contractual and Other Obligations
A description of contractual commitments as of September 30, 2023 is included in Note 7–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the nine months ended September 30, 2023, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022.
In addition, as part of the acquisitions of KYM and Fundera, both in 2020, we committed to pay additional amounts of up to $11 million and $66 million, respectively, related to contingent earnout consideration over the succeeding years based, in part, on the achievement of certain financial metrics related to 2021 and 2022. As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount of $30.9 million (see Note 3–Fair Value Measurements in the notes to our condensed consolidated financial statements). During the nine months ended September 30, 2023, we paid $32.6 million for the 2022 performance period, consisting of $30.9 million of contingent consideration and the remainder for deferred compensation related to earnouts.
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
On May 2, 2023, we announced that our Board of Directors authorized a plan (the Repurchase Plan) under which we may repurchase up to $20 million of our Class A common stock. Subject to market conditions and other factors, the Repurchase Plan is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan does not have a fixed expiration date and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plan are retired. We expect to fund repurchases with existing cash and cash equivalents. During the nine months ended September 30, 2023, we repurchased 1.3 million shares of Class A common stock for $12.1 million, including costs associated with the repurchases.
We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility with JPMorgan Chase Bank and a syndicate of other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for at least twelve months from the date of this filing.
On September 26, 2023, we, including three of our wholly-owned subsidiaries, entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association. as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. See Note 6–Debt in the notes to our condensed consolidated financial statements for further discussion.
The Credit Facility replaces our prior credit facility under the Amended and Restated Senior Secured Credit Facilities Credit Agreement dated February 19, 2021 between us and Silicon Valley Bank, as administrative agent (the Prior Credit Agreement), which was terminated substantially concurrently with the Company’s entering into the Credit Agreement. Under the terms of our Prior Credit Agreement, we could have borrowed up to $100.0 million, subject to borrowing conditions.

We had no outstanding balance on our credit facilities at September 30, 2023 or December 31, 2022. The available amounts to borrow under our credit facilities was $123.5 million and $98.3 million at September 30, 2023 and December 31, 2022, respectively, which was equal to the available amounts under the credit agreements of $125.0 million and $100.0 million, respectively, net of letters of credit of $1.5 million and $1.7 million, respectively. Our credit facilities contain certain customary financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2023 and December 31, 2022.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$42.5	$4.9
Net cash used in investing activities	(20.1)	(94.3)
Net cash provided by (used in) financing activities	(19.8)	60.3
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Net increase (decrease) in cash and cash equivalents	$2.7	$(29.4)
Operating activities
Net cash provided by operating activities increased $37.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to a $9.6 million decrease in net loss, a $20.8 million increase in non-cash charges, and a $7.2 million decrease in net cash outflow from changes in operating assets and liabilities. The increase in non-cash charges was primarily due to increases of $12.1 million in deferred taxes, $10.4 million in depreciation and amortization, and $4.0 million in stock-based compensation, partially offset by a $6.1 million change in fair value of contingent consideration related to earnouts for the nine months ended September 30, 2022. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to decreases of $20.3 million in accounts receivable, $11.6 million in accounts payable, and $4.4 million in other liabilities, substantially offset by increases of $21.8 million in accrued expenses and other current liabilities, $4.2 million in prepaid expenses and other assets, and $2.5 million for payments for contingent consideration in excess of the amounts recorded at the acquisition date.
Investing activities
Net cash used in investing activities decreased $74.2 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to $69.5 million of cash paid, net of cash acquired, for our acquisition of OTB in the nine months ended September 30, 2022, as well as a $3.8 million decrease in purchases of property and equipment.
Financing activities
We had $19.8 million of net cash used in financing activities in the nine months ended September 30, 2023, as compared to $60.3 million of net cash provided by financing activities in the nine months ended September 30, 2022, primarily due to $70.0 million of proceeds from our line of credit to finance the cash portion of the purchase consideration for our acquisition of OTB in the nine months ended September 30, 2022. Additionally, $12.1 million for repurchases of Class A common stock in the nine months ended September 30, 2023 was partially offset by a $2.9 million increase from exercises of stock options and a $2.1 million decrease in payments for contingent consideration recorded at the acquisition date.
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

During the nine months ended September 30, 2023, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the nine months ended September 30, 2023, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with any certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 7–Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
July	60	$8.88	60	$18.2
August	299	$8.94	299	$15.5
September	850	$8.96	850	$7.9
Total	1,209		1,209
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan (the Repurchase Plan) under which we may repurchase up to $20 million of our Class A common stock. Following our utilization of the share repurchase authorization under the Repurchase Plan, we announced on October 26, 2023 that our Board of Directors authorized a new plan (the October 2023 Repurchase Plan) under which we may repurchase up to $30 million of our Class A common stock. Under the Repurchase Plan and the October 2023 Repurchase Plan, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plan and the October 2023 Repurchase Plan do not have fixed expiration dates and do not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plan and the October 2023 Repurchase Plan are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as noted below.
On September 14, 2023, Kevin Yuann, Chief Business Officer, terminated a preexisting trading plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act as then applicable at the time of adoption (the Terminated Plan). The Terminated Plan was originally adopted on December 15, 2022, was scheduled to expire on December 31, 2023 and provided for the sale of up to 373,858 shares of the Company’s Class A common stock.
On September 14, 2023, Mr. Yuann adopted a new trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act as currently in effect (the Yuann Trading Plan). The Yuann Trading Plan has a duration of December 15, 2023 to December 31, 2024 and provides for the sale of up to approximately 390,755 shares of the Company’s Class A common stock (assuming the vesting of shares under certain performance-based restricted stock unit awards (PSUs) at 100% of target), including upon the vesting and settlement of certain equity awards. Because the aggregate number of shares that may be sold under the Yuann Trading Plan (i) will be net of shares withheld by the Company to satisfy Mr. Yuann’s tax obligations upon the vesting and settlement of certain equity awards and (ii) includes shares that may be issued in respect of PSUs, the precise number of shares that may be sold under the Yuann Trading Plan is not yet determinable.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1
Credit Agreement dated as of September 26, 2023 among NerdWallet, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and the Lenders party thereto.
Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 27, 2023.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	October 26, 2023	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer