Form 10-K
period 2023-12-31
NERDWALLET, INC.
filed 2024-02-20
CIK 1625278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40994
NerdWallet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4180440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hawthorne St., 10th Floor, San Francisco, CA 94105
(Address of principal executive offices) (Zip code)
(415) 549-8913
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $.0001 par value	NRDS	The Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $360 million based upon the closing price of such shares on the Nasdaq Global Market on such date.
The registrant had outstanding 45,321,643 shares of Class A common stock and 31,685,652 shares of Class B common stock as of February 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•our expectations regarding our future financial and operating performance, including total revenue, cost of revenue, non-GAAP operating income (loss), adjusted EBITDA and Monthly Unique Users;
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
At NerdWallet, we empower consumers—both individuals and SMBs—to make smarter financial decisions with confidence via our digital platform. Technology has changed the way consumers manage their financial lives, making them more comfortable with comparing and shopping for financial products online. This change has accelerated with the dramatic growth in companies offering innovative financial products. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance—ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial services industry becomes more fragmented and complex, we believe the need for trustworthy and knowledgeable financial guidance increases. Our objective remains the same: serve as a trusted financial ecosystem that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and the NerdWallet app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans, and has grown to include the United Kingdom (UK), Canadian, and, more recently, Australian markets, with further international expansion as an opportunity for future growth. Across every touchpoint, the cornerstone of our platform is our consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
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
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience—we had 23 million Monthly Unique Users (MUUs) per month on average in 2023. After doing research on our platform, these consumers are better informed about the financial decision they’re about to make and often primed and ready to transact. When consumers are more informed about their financial options, they make the appropriate decisions for their needs with confidence, increasing their lifetime value to financial services providers as customers. We have also received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Plus, as consumers’ smart money moves expand their options, they are eager to explore additional opportunities and products they are now eligible for, driving further demand for NerdWallet’s financial services partners. To meet the standards of more informed consumers, financial services providers in turn must engage in healthy competition for consumer mindshare and develop better financial products, further improving the outcomes for consumers.
Since 2009, NerdWallet has strived to provide consumers with clarity for all of their financial decisions: cutting through jargon, parsing terms and conditions, and simplifying complex ideas so consumers can make informed choices about their money and pursue lives well-spent. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2023, we published our second annual Environmental, Social and Governance (ESG) report, outlining our corporate social responsibility programs, diversity, equity, and inclusion efforts, and our first environmental and sustainability strategy, specifically our Scope 1, 2, and 3 emissions. Our commitments are a natural extension of our mission and while ESG considerations have been part of the NerdWallet story since our inception, this report allows us to articulate our vision and priorities clearly, and it ensures we hold ourselves accountable for progress on critical ESG initiatives.
Our revenue was $599.4 million and $538.9 million for 2023 and 2022, respectively, representing year-over-year growth of 11%. We generated a net loss of $11.8 million for 2023, which increased 16% from a net loss of $10.2 million for 2022.

Industry Trends in Our Favor
Many trends are transforming the way consumers and SMBs manage their finances and several of these trends accelerated in 2020 during the COVID-19 pandemic, creating tailwinds in our industry.
Consumers Manage Their Lives Digitally, and Financial Wellness is at the Forefront of This Change
Increasingly, consumers use a digital-first approach to managing their lives: they manage appointments, book vacations, plan events and shop using apps. During the past several years, this digital-first approach has also permeated personal finance with consumers expecting to have the ability to manage all aspects of their financial wellness online. To meet this consumer demand, traditional financial services providers have established digital interfaces and are continually adding new functionality. At the same time, successful fintech companies are proliferating and setting new standards for digital experiences. These new players are responding to changing consumer expectations by disrupting nearly every aspect of personal finance and offering a wide range of faster, better and cheaper digital services, continually altering the competitive landscape. By focusing on distinct personal financial products, fintech companies have unbundled personal finance and have provided value that conventional financial services providers cannot, often improving and expanding consumers’ choices and therefore, overall financial wellness.
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
Consumers Want to Know They’ve Made the Right Choice in Their Financial Lives
Consumers want to take control of their financial well-being, ensure they’re getting the right deal, understand exactly what they’re signing up for and have confidence in their decisions. This desire to understand and feel well-informed about finances is prevalent across all generations. Even among the newest Gen Z consumers, many of whom may not have much experience with personal finance or own a credit card, 89% surveyed in a 2021 Tallo study said that it’s a priority for them to learn about personal finance and 75% are interested in taking personal finance classes.
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
•Providing Comprehensive Coverage Across Major Financial Verticals. Today, we have financial services partners in eight financial verticals: credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We partner with hundreds of organizations, ranging from the largest financial services providers to the most disruptive startups. This comprehensive coverage shows consumers who may be seeking guidance in one area, such as credit cards, the expertise that we provide in other relevant verticals like renters insurance and deposit accounts. Our guidance, however, is not limited to areas with existing partner relationships or those that we monetize. We quickly adapt to the evolving financial interests of consumers and can easily add coverage in new areas. Throughout 2023, our Content Nerds reinforced trust by helping consumers make informed financial decisions across a variety of areas, including budgeting and spending in an inflationary environment; finding insurance coverage in a complex marketplace; and navigating the continued impact of interest rate hikes on credit cards, mortgages, bank accounts and personal loans, as well as volatility in student loan forbearance and repayment.

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
•Huge Audience and Reach, with an Average of 23 million Consumers Turning to the Nerds This Year. During 2023, we averaged 23 million MUUs, up 15% from 2022. We also over-index on attracting consumers with high credit scores who are inundated with choices and seek an independent third party to help them find the right product for their distinct needs. These individuals receive many offers for financial products because they are often the most attractive customers for financial services providers as they tend to drive long-term value. We believe we drive strong conversion both on and off our platform. For example, tracking tests with our financial partners in our credit cards vertical have shown that on average, for every transaction that happens through NerdWallet, one or more additional transactions with a user occur with the partner as a result of the user previously engaging with our platform. This encourages our financial services partners to continue promoting their products through NerdWallet, as we are a channel for them to acquire attractive customers.
•Access to Consumers Who Are Ready to Transact. While our expertise and personalized guidance is helpful for consumers at all stages of the financial decision-making process, we believe many of the consumers that use NerdWallet are already poised to make a transaction, using NerdWallet as the final check. For our financial services partners, this leads to more engaged potential customers, who have a better understanding of our partners’ products than the average customer. We believe that these high-quality matches can result in higher customer lifetime values for our partners. In addition to providing our financial services partners with attractive potential customers, we do so just as consumers’ purchase intent is the highest. Because of this, some financial services partners choose to market special or unique offers first or only through NerdWallet.
•Positive Brand Association. All of our articles, reviews and recommendations are written by our independent editorial team, and because of this, we believe consumers trust our assessment of the financial services and products offered on our platform. As a result, we believe that our financial services partners greatly benefit from placement on our Best-of Awards lists, in our reviews and within other NerdWallet content. In fact, 66% of the financial services providers who won a 2023 Best-of Award promoted their designation in their own marketing efforts.
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

Our Growth Pillars
We believe our ability to execute against our strategy and invest in our three pillars of growth- “Land and Expand,” “Vertical Integration,” and “Registrations and Data-Driven Engagement”- helps us advance toward becoming a trusted financial ecosystem. With our trusted financial ecosystem, we will provide a single platform that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges. This will provide our users with more clarity and confidence around their finances and help grow and diversify our business through reoccurring engagement and revenue.
•Land and Expand. Our trusted brand and organic reach keep us well-positioned to land and expand in new financial areas and geographies. As we look to add capabilities within our existing verticals and enter new verticals like Medicare and cryptocurrency, our brand paves the way for us to meet consumer demand. By improving the quality of our guidance within existing verticals, we believe we can enhance the experience for our users and continue to build recurring revenue streams. Our approach for new vertical expansion is well-defined—provide trusted content and tools to attract organic traffic, then leverage our brand and marketing expertise to accelerate growth. Expansion to new verticals allows us to address more of our consumers’ needs and increases our potential for cross-selling, thereby making existing verticals and marketing channels more efficient. We also believe there is significant potential for us to grow the global reach of our platform. Our success in the United States and our strong brand give us a solid foundation to expand our international footprint in markets like the United Kingdom in 2020, Canada in 2021 and Australia in 2022.
•Vertical Integration. Our distinct ability to combine our trusted brand and massive top-of-funnel reach with best-in-class user experiences helps us vertically integrate in areas and topics that capture re-occurring revenue. For example, in 2020, we acquired Fundera to improve our offering for SMBs. Upon integration, we combined NerdWallet’s top-of-funnel strength with Fundera’s monetization strategy, which added a recurring revenue tail. In 2023, SMB products revenue grew 11% year-over-year despite a challenging loans macroeconomic environment as they successfully directed organic traffic through an efficient funnel. Given our success in SMB, we furthered our vertical integration efforts in 2022 through our acquisition of On the Barrelhead, a loan matching platform that provides consumers and SMBs with product recommendations. Similar to the vertical integration approach utilized with Fundera, we believe that by pairing On the Barrelhead’s loan matching platform with NerdWallet’s trusted brand and massive reach, we can offer our users more personalized and compelling recommendations, leading to better customer experiences and improved monetization. In fact, we have seen two times the increase in our match rate with personal loans financial providers after integrating OTB technology.
•Registration and Data-Driven Engagement. Critical to our aspiration of delivering consumers and SMBs with a trusted financial ecosystem is our ability to register and engage users - in turn allowing us to drive repeat visits, collect data and provide users with unique insights via nudges. We are focused on growing the traffic and engagement on our platform, as well as increasing our number of registered users, who have a lifetime revenue value five times greater than our non-registered users and more than twice the transactions and sessions, on average. We have made significant progress in our efforts, and since 2016, we have started converting unique users into registered users that utilize our consumer decisioning tools and increased machine learning functionality. We had registered users of 10 million as of December 31, 2021, over 14 million as of December 31, 2022 and over 19 million as of December 31, 2023. We will continue to invest in building efficient and scalable technical capabilities to deliver personalized guidance and nudge consumers, at the right time, to take action based on our advice. With better machine learning, we believe our recommendations and contextual nudges will encourage repeat engagement and user registration on our platform. As more consumers use our platform and engage with our extensive financial guidance and tools, our consumer and transaction database grows and our product recommendations yield higher success rates. This increases user satisfaction, converting more users into registered users and improving repeat user rates. As we apply machine learning to match more high-quality consumers with products and services, our platform becomes increasingly valuable to financial services partners, too. This, in turn, attracts new partners and new financial products to the platform. More partners and more products serve to further increase the success rates of consumers using our platform, all of which drives our growth. This creates a unique value proposition for all constituents in our ecosystem, making our platform more valuable.

Our Market Opportunity
We have a substantial market opportunity in the growing global market for financial services. Our comprehensive platform serves a broad set of financial verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
Our current and primary addressable market opportunity is U.S. financial services digital advertising spend, which is expected to be more than $30 billion in 2023 and has been growing at double digit rates annually, according to eMarketer. As digital advertising spend continues to increase as a percentage of overall advertising spend, we expect our addressable market opportunity to grow along with it.
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
Environmental, Social and Governance
Our mission, to provide clarity for all of life’s financial decisions, is rooted in our belief that both individual consumers and SMBs should be empowered to make financial decisions with confidence. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2023, we published our second annual Environmental, Social and Governance (ESG) report, outlining our corporate social responsibility programs, diversity, equity, and inclusion efforts, and our first environmental and sustainability strategy, specifically our Scope 1, 2, and 3 emissions. You can find the report at https://www.nerdwallet.com/l/environmental-social-governance. Our commitments are a natural extension of our mission and while ESG considerations have been part of the NerdWallet story since our inception, our ESG reports allow us to articulate our vision and priorities clearly, and ensure we hold ourselves accountable for progress on critical ESG initiatives.
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

Employees and Human Capital
NerdWallet is defined by its vision, a world where everyone makes financial decisions with confidence. We attract people who are passionate about bringing our mission to life and inspired by the possibility of making real change—to brighten futures, ask hard questions, usher in solutions and provide our consumers with clarity and confidence. As of December 31, 2023, we had over 730 full‑time employees, of which approximately 95% are located throughout the United States and 5% are located internationally. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced any work stoppages.
Our Culture and Engagement
Our Nerds are the key to our success and the reason we believe we will achieve our mission; they are also one of our most crucial areas of investment. At the core of our Nerdy culture are our values. They’re not just words written on a wall or printed on t-shirts, but lived and breathed every day by every Nerd: (1) Consumer, Company, Team, Self; (2) Relentless Self-Improvement; (3) Ownership; (4) Informed Risk-Taking; and (5) Open, Candid and Constructive. We measure employee performance against these company values and measure employee engagement through surveys, and participation at all-hands and town hall style meetings with leadership. We have been consistently recognized for our competitive employee benefits, commitment to employee growth and empowerment, and our flexible workplace environment.
Diversity, Equity, Inclusion and Belonging
At NerdWallet, we aspire to provide people with the confidence they need to live their best lives—however they identify. For our consumers, this means building their financial confidence. For our Nerds, this means fostering an inclusive culture that allows all Nerds to be their authentic selves, grow their skills, contribute, and thrive with the confidence of belonging. Our diversity, equity, inclusion and belonging (DEIB) efforts are centered around ensuring we are building a diverse organization across all business aspects and creating an inclusive culture where everyone is engaged and has access to opportunities. Our key initiatives include:
•Offering learning sessions and resources for Nerds and managers to help build an inclusive workplace.
~~•~~Supporting eight employee-led employee resource groups, which provide supportive community and development opportunities for various employee populations and their allies: NerdOut, NerdFamilies, NerdWomen, Allyship, Asian Nerds, Black Nerds, Latino and Hispanic Nerds, and Women in Data and Engineering.
•We began 2023 with a new bronze-level certification from Black Equity at Work from Management Leadership for Tomorrow. This rigorous three-year route to certification features a data-driven and comprehensive plan to drive and support racial equity at NerdWallet.
•We use a third-party platform to analyze our employee salaries for gaps based on race or gender twice a year.
•Offering Learning and Activism Days to inspire and encourage Nerds to learn,grow and give back to their communities. This year, we held two Nerds Pay It Forward events, freeing up time in support of employee volunteerism on dedicated volunteer days to encourage all NerdWallet employees to give back to their communities. In all, Nerds donated over 1,800 hours during these events.
Talent Attraction, Recruitment and Retention
Our remote-first culture allows us to reach, attract and retain more diverse talent across all levels of our organization. Attracting and retaining highly skilled, diverse talent is a key component of our burgeoning diversity, equity and inclusion efforts, and is absolutely critical to our success as a business and to fully realizing NerdWallet’s mission. Once employees are at NerdWallet we invest in their well-being and development offering competitive compensation and benefits, opportunities for career growth, and inclusion and belonging programming.
•Training, Learning and Development - In line with our Relentless Self-Improvement value, we encourage our employees to seek out professional development opportunities and we provide them with a yearly career enrichment stipend. In addition, we provide in-house opportunities for career development, including a job shadowing program, career conversations, cohort-based learning, on-demand courses, and in-depth training as part of our Career Accelerator Program (CAP) and Leadership Empowerment Accelerator Program (LEAP) aimed to increase representation of underrepresented races and ethnicities, women in leadership and women in tech and propel underrepresented women into leadership positions.

•Compensation - NerdWallet offers market-competitive compensation to attract employees and a pay-for-performance philosophy to engage and retain our employees. We want our employees to feel invested in the future of NerdWallet by offering the majority of full-time employees equity-based compensation upon hire and through annual performance equity grants.
•Comprehensive Benefits and Perks - In order to attract, engage and retain our employees, we offer a wide array of benefits and perks to promote their health and well-being, including:
◦Medical, dental, vision, life and disability insurance plans;
◦Flexible paid vacation and sick time off and flexible work schedules;
◦Mental health benefits and Company mental health days off in addition to an annual week-long Company shutdown at the end of the calendar year;
◦Remote-first work environment;
◦Parental leave;
◦Country-specific retirement or pension plans, with a match for U.S. 401(k) plan contributions;
◦Employee Stock Purchase Plan (ESPP);
◦Access to financial wellness guidance from certified financial planners;
◦Referral bonus program for recruiting new Nerds;
◦Charitable matching program and volunteer time off, and;
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
•We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
•We compete in a highly competitive and rapidly evolving market with a number of other companies and we face the possibility of new entrants disrupting our market over time.
•Our recent international expansion subjects us to additional costs and risks which could harm our business, revenue and financial results, and our continued international expansion may be unsuccessful.

•We are actively investing in new product offerings, technologies, and minority investments, with plans to further increase these investments in the future. While these endeavors hold significant potential, they also come with inherent risks, and there is no guarantee that we will realize the anticipated benefits.
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
We believe that the growth of our business and revenue depends upon our ability to engage our existing users and to add new users in our current as well as new verticals. If we lose users or user engagement diminishes, our business and financial condition will be negatively impacted. If we fail to remain competitive on customer experience, editorial articles and product offerings, our ability to grow our business may also be adversely affected.
While a key part of our business strategy is to engage users in our existing verticals, we also intend to expand our operations into new verticals. In doing so, we may incur losses or otherwise fail to enter new verticals successfully. Our expansion into new verticals may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. There are many factors that could negatively affect our ability to grow our user base and engagement, including if:
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
Our reliance on internet search engines, particularly Google, for directing traffic to our platform, poses risks. Search engines, like Google, may modify algorithms or policies without prior notice, potentially resulting in significant declines in our organic search ranking and decreased platform traffic. Past changes have caused declines in traffic and user growth, with anticipated fluctuations in the future. The introduction of AI-assisted technologies could further impact search engine relevance, causing declines in our ranking and decreased platform traffic, affecting our financial results.
Additionally, Google may take action against websites for behavior deemed to unfairly influence search results, without providing published guidelines. In 2017, Google’s action temporarily resulted in lower search rankings and decreased traffic to our website. Limited appeal options may hinder recovery from such actions. A substantial reduction in users directed from search engines would harm our business, revenue, and financial results.
In anticipation of Google’s deprecation of third-party advertising cookies, we have reduced their use since 2022. We are also exploring new audience targeting and measurement approaches and focusing on direct consumer connections through registration ramps to minimize reliance on search engines. Changes in our marketing approach and consumer relationships are ongoing, with uncertain outcomes on actionable marketing data. Negative effects on targeting consumers would impact our ability to match them with financial services partners, posing a threat to our business, revenue, and financial results.
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
We are committed to building our business by prioritizing the best interests of our users, a value we consider instrumental in establishing user trust and driving platform growth and engagement. We believe that this approach aligns with the long-term interests of both our company and stockholders. Historically and potentially in the future, we may choose to forego certain expansion or short-term revenue opportunities that do not align with the best interests of our platform and users, even if such decisions adversely impact our short-term results.
For instance, our platform avoids the use of impression-based advertising, refrains from generating revenue through certain editorial content topics, and ensures the editorial team maintains independence from our business teams. Reviews and ratings of financial services products remain unbiased, unaffected by product placement on our platform or pricing agreements with financial services partners. Additionally, we may invest in products or features that may not yield immediate financial benefits but are expected to drive consumer engagement or offer potential long-term advantages.
As an illustration, the 2023 launch of the NerdUp credit card, aimed at helping consumers build and improve their credit, is not anticipated to generate significant direct profitability from interchange fees. Instead, we view this product as a means to build consumer trust by offering a compelling product designed for those who want to build or improve their credit. We expect that as these consumers qualify for non-secured credit cards, they will transact on our site, allowing us to earn fees from matching them with financial services partners. However, the focus on building long-term trust and consumer engagement over short-term revenue opportunities may not always yield the expected long-term benefits, potentially resulting in harm to user traffic, engagement, business, financial condition, and operational results.
We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
We rely on certain third-party computer systems and third-party service providers for a variety of services, including cloud technology providers, third-party data providers, credit bureaus, data transfer networks, and remote and offshore engineering and other services to run our platform and support or carry out certain functions. Any significant disruption to the infrastructure of our third-party service providers and/or any changes in our third-party service providers’ service levels may significantly impact our business operations, including making our platform unavailable to our users. A lengthy interruption in the availability of our platform would result in a loss of matches with our financial partners and corresponding revenue, which would impact our operating results and cash flow. In addition, it would negatively impact search engine ranking, user experience and our reputation with our financial partners. Furthermore, in the event that any of our agreements with our third-party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting providers. Although alternative providers could host our platform on a substantially similar basis, such transition could potentially be disruptive and we could incur significant costs in connection therewith.
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
Historically, all of our business has been generated in the U.S. and we have little experience operating internationally. In 2020, we entered the UK market with our acquisition of Notice Media Ltd. (doing business as Know Your Money), an online provider of financial guidance and tools based in the UK. We entered the Canadian and Australian markets organically in the third quarter of 2021 and the fourth quarter of 2022, respectively. We believe part of our growth strategy depends on our continued international expansion. We continue to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will be successful. Our existing international operations and further international expansion are subject to a number of difficulties and risks, including:
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

As we continue to expand our international operations, our success will depend in large part on our ability to anticipate and effectively manage these risks, which in turn will require significant management attention and financial resources. In addition, certain international markets where we do business are subject to significant economic uncertainty. Significant economic developments in these markets, or the perception that any of them could occur, creates further challenges for operating in these markets. If we are unable to successfully manage any of these risks, our existing international operations and any future international expansion could be compromised, which could harm our business, financial condition and results of operations.
We are actively engaged in significant investments in new product offerings, technologies, and minority investments, with plans to further increase these investments in the future. However, these endeavors inherently carry risks, and the realization of expected benefits is not guaranteed.
Our substantial investments encompass the development of various products, technologies, and minority investments, including our mobile application, personal finance management tools, data infrastructure, and recommendation engine. We are committed to continuing substantial resource allocation for the creation of new technologies, tools, features, services, and product offerings. Anticipating an increase in investments in the near term, we acknowledge that this may impact our margins. Following the acquisition of On the Barrelhead (OTB) in the third quarter of 2022, we plan to continue investing in developing and expanding new offerings using the acquired technology.
Moreover, we plan to allocate substantial resources to grow the verticals on our platform, increase our scale, and expand into additional geographic markets. However, the efficient and effective allocation of our development budget on commercially successful and innovative technologies is crucial for realizing the expected benefits of our strategy. The high degree of risk associated with our new initiatives includes limited or no prior development or operating experience in the strategies, technologies, and regulatory requirements involved.
There is no assurance of sustained consumer demand or sufficient market acceptance to generate revenue that offsets new expenses or liabilities associated with these investments. Competitive dynamics pose a risk, as product offerings developed by others may render our offerings noncompetitive or obsolete. Furthermore, the development efforts for new product offerings and technologies could distract management attention from current operations and redirect capital and resources from our established products.
Even if successful, regulatory authorities may impose new rules or restrictions in response to our innovations, potentially increasing expenses or hindering successful commercialization. The failure to realize the expected benefits of these investments may adversely impact our business, financial condition, and operating results.
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
We have less experience operating in some of the newer market verticals and products to which we have expanded.
We have expanded to new verticals and products over the last several years. We do not have as much experience with these newer verticals and products as we do with the other more established verticals on our platform. Accordingly, newer verticals and products may be subject to greater risks than the more established verticals on our platform.
The success of our entry into new verticals and products will depend on a number of factors, including:
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
We track certain operational metrics, including metrics such as Monthly Unique Users (MUUs), which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. For example, the number of MUUs on our platform is based on activity associated with a unique device identifier during a certain time period. Certain individuals may have more than one device and therefore may be counted more than once in our count of MUUs. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.
Risks Related to Our Industry and the Consumer Finance Economy
Macroeconomic developments such as inflationary conditions and a rising interest rate environment in the U.S. have caused macroeconomic uncertainty and may have an adverse impact on our business, results of operations and our vertical diversification strategy.
We began our business with our credit card vertical and have since grown our business to include seven additional verticals: mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We believe that our vertical diversification strategy has allowed us to navigate different kinds of macroeconomic conditions; in the recent past underperformance in one vertical has been offset by overperformance in another. For example, during the COVID-19 pandemic in 2020 when our credit card vertical was under pressure, other verticals such as the investing vertical and mortgage vertical were strong. Similarly in 2022, as interest rates began to increase and the mortgage and investing verticals were impacted, the credit card and SMB product verticals were strong. We cannot, however, guarantee that this offsetting between our verticals will continue or that our business model will be able to withstand the various macroeconomic developments we may see in the future. During 2023 we saw that increasing interest rates both put pressure on our loans verticals and drove strength in our banking vertical, continuing the offsetting we have seen in the past. After the regional bank failures that began in the spring of 2023, however, increasing issuer conservatism caused our credit card vertical revenue to begin to decline without any offsetting overperformance in another vertical. Continued inflationary conditions, higher interest rates, and a tightening of credit markets would pose challenges to our business and may impact many of our verticals and may not be offset by performance in other verticals. Further, an unexpected or prolonged economic downturn, or rapidly rising or sustained high unemployment, would adversely affect our financial condition and results of operations.

Adverse conditions in the consumer finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations if our financial services partners reduce their marketing budgets and decrease spending on our platform.
We earn fees from our financial services partners by matching users with their products. Thus, our business is dependent on the consumer finance markets and the demand for the products offered by our financial services partners. While we have not experienced a prolonged economic downturn since our founding following the Great Recession, we did see impact from the regional bank failures in the spring of 2023 in the form of increased conservatism by our financial services partners that led them to decrease their spending on our platform. We would expect a prolonged market downturn to lead our financial services partners to tighten underwriting standards making it more difficult for users to be matched with their products and to implement cost-reduction initiatives that reduce or eliminate marketing budgets. Both of these actions would lead to decreased monetization on our platform and could adversely affect our business, financial condition and results of operations.
Changes in the loan markets could harm our business, financial condition and results of operations.
The loan market, including student loans, business loans, mortgages and personal loans, is an important part of our business. Fluctuations and constraints in the loan markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the loan markets by impacting the number of loan applications and loan approval rates which can adversely affect our business. In 2022 and 2023 the U.S. Federal Reserve increased the benchmark federal funds rate many times in an attempt to rein in inflation. This policy change has led to a softening of the housing market and reduced consumer demand for mortgage refinancings and originations on our platform. At the same time, increased conservatism by our financial services partners following the regional bank failures in the spring of 2023 led to a tightening of underwriting standards by our financial services partners. Further interest rate increases and continued conservatism by our financial services partners would negatively impact our loans and SMB product verticals by both reducing demand for loan products and reducing the supply of credit available, making it more difficult for us to match consumers and small and mid-sized businesses with financial services products.
Risks Related to Regulation
Our business is subject to a variety of financial regulations in the U.S., Canada, Australia, and the UK, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
Aspects of our business are subject to a variety of federal, state and provincial financial and other laws in the U.S., Canada, Australia and UK, including laws, authorizations, and state or provincial licensing requirements relating to matching consumers with financial services providers; the marketing of mortgages, credit cards, personal loans, insurance, and other financial products and services; privacy and data security; investment advisory services; and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted prior to the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations. We also anticipate that U.S. federal regulators relevant to our business, such as the Federal Trade Commission and the Consumer Financial Protection Bureau, may pursue more enforcement actions. In addition, the government and regulatory authorities in the UK, Canada, Australia and U.S. including the respective federal agencies, state and provincial legislatures and regulators may from time to time enact new laws, regulations or guidance that may harm our business.
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
Most of the jurisdictions in which we operate have established their own data privacy and security legal frameworks. For example, in the U.S., we are subject to the Gramm–Leach–Bliley Act (GLBA) which governs non-public personal information of individuals who obtain financial products or services from financial institutions primarily for personal, family or household purposes, as well as the Fair Credit Reporting Act (FCRA) which generally governs the collection of credit information and access to credit reports. These laws restrict the collection, use, storage and disposal of information about individuals that we may collect during the provision of our products and impose certain disclosure obligations on us. Failure to comply with these laws can result in regulatory fines or penalties. Certain of our products that are not otherwise subject to the GLBA or FCRA may be subject to additional laws and regulations. For example, the California Consumer Privacy Act (CCPA) created new data privacy rights for California-resident users that were expanded when the California Privacy Rights Act (CPRA) went into effect in 2023. In addition, a growing number of states have passed or are expected to pass their own respective privacy laws. These laws, as well as any associated regulations, create a patchwork that poses challenges for our business and may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.
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
In the aftermath of the UK’s withdrawal from the EU in January 2020 (an event commonly referred to as Brexit), there was uncertainty with regard to the regulation of data protection in the UK. Since then, the UK has undergone efforts to introduce post-Brexit data protection reform in the form of the Data Protection and Digital Information (No. 2) Bill (the “Bill”) which is intended to supersede the UK’s version of the GDPR. As of December 2023, the Bill was at the Committee Stage of the House of Lords and further progress is expected during the course of 2024. While the Bill has largely remained consistent with the spirit of the EU’s GDPR, there are few instances where changes have been made, and more changes are possible during the course of the legislative process. As a result, we may face challenges in addressing and implementing the requirements of the proposed new law in light of uncertainty over its interpretation and application to data transfer, privacy, data protection, and information security in the UK, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our users to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
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
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our users and financial services partners. We rely on our technology and engineering staff and third party services providers to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.
Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our personnel, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time allowing malfeasors to use time to their advantage.
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
We rely on third-party service providers to support our platform and information technology systems.
We rely on third-party service providers to provide critical services that help us deliver our products and operate our business, including hosting our platform. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. We do not have redundant network or rapid disaster recovery capabilities in most cases for the services provided by third-party service providers. These third party service providers may be susceptible to operational, technological and security vulnerabilities, including security breaches or other security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. In addition, these providers may rely on subcontractors to provide services to us that face similar risks. Our ability to monitor our third-party service providers’ data security is limited and yet such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly. Although we incorporate contractual provisions that require that our providers and their subcontractors protect our data and information, including personal data, any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in loss of reputation and consumer trust and subject us to customer complaints, significant fines, litigation, disputes, claims, and regulatory investigations or other inquiries. Furthermore, any contractual protections such as a counterparty’s obligation to indemnify us may not be sufficient to protect us if our counterparty doesn’t have adequate resources or if we are unable to enforce such protections.
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
The terms of our credit agreement, as amended, and the related collateral documents with JPMorgan Chase Bank, N.A. (JPM) as administrative agent contain, and any future indebtedness may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, repurchasing stock, making investments and agreeing to do any of the foregoing, in each case subject to certain exceptions. Our credit agreement also contains financial covenants which require us to comply with a maximum total net leverage and minimum fixed charge coverage ratios. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events (including an event or condition that has had a material adverse effect (as defined in the credit agreement)) specified in the credit agreement and/or the related collateral documents could result in an event of default under the credit agreement. Upon the occurrence of an event of default, JPM and/or our lenders under the credit agreement could elect to declare all amounts outstanding under the credit agreement, if any, to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, JPM and our lenders could proceed against the collateral granted to them to secure such indebtedness, which consists of all of our assets. We have, and certain of our subsidiaries have, pledged substantially all of our respective assets as collateral under the loan documents. If JPM and our lenders accelerate the repayment of borrowings, if any, we may not have sufficient funds to repay our debt.
Our debt agreement may not be sufficient for our capital needs and we may require additional capital to support business growth, which might not be available on acceptable terms, if at all.
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
Utilization of our net operating loss carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized, and we recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors and his affiliated trusts hold all outstanding shares of Class B common stock, which as of December 31, 2023 constituted approximately 87.5% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate governance matters, transactions and all matters submitted to a vote of our stockholders, for the foreseeable future.
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
We cannot predict whether our dual class structure, combined with the concentrated control of our Co-founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, and his affiliated trusts, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. Under such policies, our dual class capital structure would make us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indexes will not be investing in our stock. It is uncertain what effect, if any, these policies will have on the valuations of publicly traded companies excluded from the indexes, but it is possible that they may depress such valuations when compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indexes, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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
We have never declared or paid cash dividends on our capital stock, and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. The terms of our credit agreement with JPM and certain other lenders restrict our ability to pay dividends, and we may enter into additional agreements in the future that could also contain restrictions on payments of cash dividends.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year of our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Class A common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.
As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and prospects.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
NerdWallet, Inc. recognizes the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and that of our users.
Risk Management
We have adopted the National Institute of Standards and Technology - Cybersecurity Framework (NIST-CSF) to guide our risk assessment and management and promote a company-wide cybersecurity risk management culture. Our cybersecurity team works closely with our information technology (IT) department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.
Engagement of Third Parties
We enlist third-party cybersecurity assessors and consultants to evaluate and test both our risk management systems and the third-party risk management systems of our business partners. Through these collaborations, we tap into specialized knowledge and insights, helping us gauge the effectiveness of our cybersecurity strategies and processes. The findings from these assessments guide our decision-making and planning processes, influencing how we set priorities and allocate resources.
Overseeing Third-party Risk
Before partnering with third-party providers, we conduct a thorough examination of their cybersecurity program, policies, and practices. This includes a review of their SOC 2 reports and any available penetration tests. Additionally, we actively monitor our primary service providers and regularly obtain security control reports from them. We also employ real-time monitoring to detect any suspicious activity promptly. This approach is implemented to minimize risks associated with data breaches or other security incidents that may arise from third-party sources.
Risks from Cybersecurity Threats
To date, no cybersecurity incident or any risk from cybersecurity threats has materially affected, or has been determined to be reasonably likely to materially affect, us or our operations or financial condition.
Governance
The Board of Directors recognizes the critical importance of managing cybersecurity risks and has implemented robust oversight mechanisms designed to ensure effective governance in this area.
Audit Committee Oversight
The Audit Committee, comprising Board members with diverse experience in risk management, IT, cybersecurity, and finance, is directly responsible for overseeing cybersecurity risks. Our Chief Information Security Officer (CISO) provides comprehensive quarterly presentations to the Audit Committee, covering ongoing cybersecurity initiatives, strategies, and emerging threats. The Committee reports significant matters to the full board, and the CISO also delivers an annual presentation to the Board of Directors.
Management’s Vigilance
A Security Council, led by the CISO with representatives from our engineering, corporate IT, security, legal, and internal audit teams, diligently reviews and assesses cybersecurity plans, risks, and incidents on a monthly basis. Any substantial risk incident is escalated to the executive team, disclosure committee, and potentially the full Board, if deemed material. Regular communication between the CISO and the Chief Legal Officer, Chief Financial Officer, and Chief Executive Officer ensures top management is well-informed about NerdWallet's cybersecurity posture and potential risks.

Risk Management Leadership
The primary responsibility for assessing, monitoring, and managing our cybersecurity risks lies with our highly experienced CISO. With two decades of cybersecurity expertise, including multiple CISO roles, our CISO plays a pivotal role in developing and executing our cybersecurity strategies. His responsibilities include overseeing governance programs, addressing known risks, leading employee security training, and executing the incident response plan in case of a cybersecurity incident.
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
Holders of Our Common Stock
As of February 16, 2024, there were 127 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 16, 2024, there were nine stockholders of record of our Class B common stock, all of which are trusts affiliated with Tim Chen, our Chief Executive Officer and the Chairman of the Board of Directors.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board of Directors may deem relevant. The terms of our credit agreement with JPM and certain other lenders restrict our ability to pay dividends, and we may enter into additional agreements in the future that could also contain restrictions on payments of cash dividends.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2023.
Issuer Purchases of Equity Securities
The following table summarizes our share repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
October	918	$8.70	918	$30.0
November	—	$—	—	$30.0
December	—	$—	—	$30.0
Total	918		918
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
The graph below shows the cumulative total stockholder return on our Class A common stock between November 4, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2023 in comparison to the Nasdaq Composite Index and the S&P 500 Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index at their respective closing prices on November 4, 2021. The graph uses the closing market price on November 4, 2021 of $28.30 per share as the initial value of our Class A common stock. Data for the Nasdaq Composite Index and S&P 500 Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return
$125
$100
$75
$50
$25
$—
11/4/21
12/31/21
3/31/22
6/30/22
9/30/22
12/30/22
3/31/23
6/30/23
9/30/23
12/31/23
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
Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2023 refer to the year ended December 31, 2023, references to 2022 refer to the year ended December 31, 2022, and references to 2021 refer to the year ended December 31, 2021.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. For a discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
At NerdWallet, we empower consumers—both individuals and SMBs—to make smarter financial decisions with confidence via our digital platform. Technology, paired with the dramatic growth in innovative financial products, has changed the way consumers manage their financial lives; consumers are more comfortable than ever comparing and shopping for financial products online. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance by incorporating our proprietary data science models into our platform—ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. As the financial services industry becomes more fragmented and complex, we believe the need for trustworthy and knowledgeable financial guidance increases. Our objective remains the same: serve as a trusted financial ecosystem that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
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
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience, comprised of 23 million Monthly Unique Users (MUUs) on average in 2023 and 20 million on average in 2022. After doing research on our platform, consumers are better informed about the financial decision they’re about to make, which makes them primed and ready to transact. Consumers who visit NerdWallet tend to share a few other characteristics that make them attractive customers to our financial services partners: we have received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels and they are more eager to explore additional opportunities and products, driving demand for NerdWallet’s financial services partners.

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
Ability to Deepen Our Relationships with Our Financial Services Partners
We worked with hundreds of financial services partners during 2023. These companies are essential to helping us serve consumers and grow our business. Having a broad range of financial services partners across all of our verticals is important in offering consumers a wide selection of attractive products. Furthermore, all of our revenue is generated from our financial services partners, and as such, relationships with new and existing financial services partners are critical to the success of our business. We continuously aim to selectively add new financial services partners to our platform and to add coverage for additional verticals from existing partners. That said, maximizing the number of our financial services partners on our platform isn’t our primary focus—our focus is quality, and we aim to offer all of the top financial products on our platform. The success of our relationships with financial services partners is in large part based on our ability to provide them with interested and qualified consumers.

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
Marketing
Our marketing strategy leverages multiple channels across brand marketing, performance marketing and organic marketing. Sales and marketing expense consists of: brand marketing, primarily advertising costs to increase brand awareness; performance marketing, primarily costs to drive traffic directly to our platform; and organic and other, primarily personnel-related costs for content and other marketing and sales teams. In 2023, approximately 21% of our total marketing expense was attributable to brand marketing, 51% to performance marketing, and the remainder to organic and other marketing expenses. In 2022, approximately 28% of our total marketing expense was attributable to brand marketing, 45% to performance marketing, and the remainder to organic and other marketing expenses. We evaluate the success of our brand marketing by measuring aided brand awareness, which has grown consistently on an annual basis since 2019.
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior. Performance marketing spend can be adjusted more quickly than brand marketing, which typically involves pre-committing to spend in future periods. We increased sales and marketing expense in 2022 by 38% compared to 2021, and in 2023 by 7% compared to 2022.
In 2023, over 70% of all traffic to NerdWallet came organically through direct or unpaid channels, reflecting the strength of our brand and organic marketing efforts. Our in-house, award-winning and experienced editorial team leverages search-engine optimization best practices and technology, and designs interfaces to help consumers easily find the information they are seeking. Our editorial team also optimizes page structure to increase visibility, not only for organic search results, but also for Google’s premium features such as FAQs, featured snippets, and video results. Personnel-related expenses within organic marketing reflect our continued investment in building a comprehensive set of skills and expertise across our editorial team. We will continue to invest in our marketing channels going forward, and believe that our marketing strategy will continue to position NerdWallet as the trusted brand of choice in personal finance, improve traffic acquisition at all levels of the funnel, drive engagement and enable us to scale quickly across new consumer finance verticals and geographies.
Acquisitions
We have made acquisitions to expand into new verticals; to enter new markets and geographies; and to grow our platform so that our users have better outcomes. Our recent acquisitions include:
•On the Barrelhead. In July 2022, we acquired On the Barrelhead, Inc. (OTB), a data-driven platform that provides consumers and SMBs with credit-driven product recommendations. Given the success of our Fundera acquisition within our SMB products verticals, we are leveraging our vertical integration playbook to fully integrate OTB’s technology and expertise within our Loans portfolio. By pairing OTB’s loan matching platform with NerdWallet’s trusted brand and massive reach, we can offer our users more personalized and compelling recommendations, leading to better customer experiences and improved monetization.
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

Key Operating Metric and Non-GAAP Financial Measures
We collect, review and analyze operating and financial data of our business to assess our ongoing performance and compare our results to prior period results. In addition to revenue, net income and other results under generally accepted accounting principles (GAAP), the following sets forth the key operating metric we use to evaluate our business.
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. During 2023, we grew average MUUs to 23 million, which was up 15% compared to 2022, as we saw strong engagement in areas such as travel, banking, and insurance, and also began incorporating our acquisition of OTB in July 2022. Partially offsetting growth were declines from a continued challenging macroeconomic environment in both mortgages and investing. During 2022, we grew average MUUs to 20 million, which was up 4% compared to 2021, as we increased our sales and marketing expenditures in light of the continued economic recovery we experienced. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions and our strategic marketing decisions.
Non-GAAP Financial Measures
We use non-GAAP operating income (loss) and adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies, and to communicate with our Board of Directors concerning our financial performance.
Non-GAAP operating income (loss): We define non-GAAP operating income (loss) as income (loss) from operations adjusted to exclude depreciation and amortization, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, and (5) acquisition-related costs. We also reduce income from operations, or increase loss from operations, for capitalized internally developed software costs.
Adjusted EBITDA: We define adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, provision (benefit) for income taxes, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, and (6) acquisition-related costs.
The above items are excluded from our non-GAAP operating income (loss) and adjusted EBITDA measures because these items are non-cash in nature, or because the amounts are not driven by core operating results and renders comparisons with prior periods less meaningful. We deduct capitalized internally developed software costs in our non-GAAP operating income (loss) measure to reflect the cash impact of personnel costs incurred within the time period.
We believe that non-GAAP operating income (loss) and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. Moreover, non-GAAP operating income (loss) and adjusted EBITDA are key measurements used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. However, the use of these non-GAAP measures have certain limitations because they do not reflect all items of income and expense that affect our operations. Non-GAAP operating income (loss) and adjusted EBITDA have limitations as financial measures, should be considered as supplemental in nature, and are not meant as substitutes for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Non-GAAP operating income (loss) and adjusted EBITDA exclude certain recurring, non-cash charges, such as amortization of software, depreciation of property and equipment, amortization of intangible assets, impairment of right-of-use asset, and (losses) gains on disposals of assets. Although these are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and non-GAAP operating income (loss) and adjusted EBITDA do not reflect all cash requirements for such replacements or for new capital expenditure requirements;

•Non-GAAP operating income (loss) and adjusted EBITDA exclude acquisition-related costs, including acquisition-related retention compensation under compensatory retention agreements with certain key employees, acquisition-related transaction expenses, contingent consideration fair value adjustments related to earnouts, and deferred compensation related to earnouts;
•Adjusted EBITDA excludes stock-based compensation, including for acquisition-related inducement awards, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy; and
•Adjusted EBITDA does not reflect interest income (expense) and other gains (losses), net, which include unrealized and realized gains and losses on foreign currency exchange, as well as certain nonrecurring gains (losses).
In addition, non-GAAP operating income (loss) and adjusted EBITDA as we define them may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider non-GAAP operating income (loss) and adjusted EBITDA alongside other financial performance measures, including income (loss) from operations, net loss and our other GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Non-GAAP Financial Measures” for reconciliations of non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net loss, the most directly comparable financial measures calculated in accordance with GAAP.
Key Components of Our Results of Operations
Revenue
We generate substantially all of our revenue through fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead, and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when we match the consumer with the financial services partner. For some of our arrangements, the transaction price is considered variable and an estimate of the constrained transaction price is recorded when the match occurs. Our revenue generally includes four product categories: Credit cards, Loans, SMB products and Emerging verticals. Credit cards revenue includes revenue from consumer credit cards. Loans revenue includes revenue from personal loans, home mortgages, student loans and auto loans. SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. Emerging verticals revenue includes revenue from other product sources, including banking, insurance, investing and international.
Cost of revenue
Cost of revenue consists primarily of amortization expense associated with capitalized software development costs and developed technology intangible assets related to our acquisitions, credit scoring fees, account linking fees, and third-party data center costs. We expect our cost of revenue to increase in absolute dollars for the foreseeable future to the extent that our business continues to grow. We expect our cost of revenue to vary as a percentage of revenue in the near term, and it may eventually decrease over time as a percentage of revenue as our business grows and recognizes economies of scale. However, this percentage may fluctuate from year to year depending on the timing and extent of our investments in experiences requiring third-party data, credit scoring and account linking fees.
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
General and administrative
General and administrative expenses consist primarily of personnel related costs, including stock-based compensation, for certain of our executives as well as our legal, finance, human resources, and other administrative employees; and professional services fees.
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future primarily to support the growth of our business. Additional expenses may include increased headcount, enhanced systems, processes, and controls as well as increased expenses in the areas of insurance, compliance, investor relations, and professional services. For these reasons, we expect general and administrative expenses to vary as a percentage of revenue in the near term, but eventually to decrease as a percentage of revenue as our business grows and recognizes economies of scale. This percentage may fluctuate from period to period depending on the timing and extent of our general and administrative expenses.
Change in fair value of contingent consideration related to earnouts
Our acquisitions of Fundera and KYM included earn-out provisions which required us to pay additional consideration based on the achievement of certain performance measures for a stated period after the acquisition date. We measured this contingent consideration at fair value as of the acquisition date and record it as a liability on our consolidated balance sheet. The fair value of each contingent consideration liability is remeasured at the end of each reporting period, with any changes in fair value recognized as income or expense from operations in our consolidated income statement. As of December 31, 2022, Fundera Inc.’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount, with the contingent consideration liability paid in full during 2023.
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
Income tax provision (benefit)
Our income tax provision (benefit) consists of federal and state income taxes. We have federal and state net operating loss carryforwards (NOLs), and federal and California research and development credit carryforwards, certain of which are subject to expiration dates if not utilized. Utilization of our NOLs and tax credit carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it is more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Comparison of Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Results of Operations

(in millions)
Year Ended December 31,	2023	2022	2021
Revenue	$599.4	$538.9	$379.6
Costs and expenses:
Cost of revenue	54.0	39.8	28.5
Research and development(1)	80.5	77.6	62.2
Sales and marketing(1)	401.5	375.6	271.3
General and administrative(1)	59.8	58.2	38.5
Change in fair value of contingent consideration related to earnouts	—	6.7	18.1
Total costs and expenses	595.8	557.9	418.6
Income (loss) from operations	3.6	(19.0)	(39.0)
Other income (expense), net:
Interest income	3.6	1.5	—
Interest expense	(0.8)	(2.5)	(1.3)
Other gains (losses), net	(0.1)	—	2.6
Total other income (expense), net	2.7	(1.0)	1.3
Income (loss) before income taxes	6.3	(20.0)	(37.7)
Income tax provision (benefit)	18.1	(9.8)	4.8
Net loss	$(11.8)	$(10.2)	$(42.5)
______________
(1)Includes stock-based compensation as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Research and development	$11.2	$12.0	$6.8
Sales and marketing	13.8	12.4	5.8
General and administrative	13.8	10.0	5.3
Total	$38.8	$34.4	$17.9

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue:

Year Ended December 31,	2023	2022	2021
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	9	7	8
Research and development	13	15	16
Sales and marketing	67	70	71
General and administrative	10	11	10
Change in fair value of contingent consideration related to earnouts	—	1	5
Total costs and expenses	99	104	110
Income (loss) from operations	1	(4)	(10)
Other income (expense), net:
Interest income	—	—	—
Interest expense	—	—	—
Other gains (losses), net	—	—	—
Total other income (expense), net	—	—	—
Income (loss) before income taxes	1	(4)	(10)
Income tax provision (benefit)	3	(2)	1
Net loss	(2%)	(2%)	(11%)
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

(in millions)
Year Ended December 31,	2023	2022	$ Change	% Change
Credit cards	$209.7	$210.3	$(0.6)	(0%)
Loans	101.6	109.1	(7.5)	(7%)
SMB products	101.2	91.4	9.8	11%
Emerging verticals	186.9	128.1	58.8	46%
Total revenue	$599.4	$538.9	$60.5	11%
Revenue increased $60.5 million, or 11%, for 2023 compared to 2022, driven by strong growth in Emerging verticals and SMB products revenues, partially offset by lower Loans revenue.
Credit cards revenue decreased $0.6 million for 2023 compared to 2022, as strong growth in the first quarter of 2023, reflecting our ability to capitalize on higher consumer intent through improved user experiences combined with our deep alignment with our financial services partners to deliver quality matches, was offset by reduced marketing spending by our financial services partners during the remainder of 2023 amidst a combination of increasingly cautious underwriting and heightened balance sheet conservatism following the regional banking crisis.
Loans revenue decreased $7.5 million, or 7%, for 2023 compared to 2022, primarily due to decreases of 41% in mortgages revenue and 23% in student loans revenue, mainly attributable to higher interest rates driving lower demand for refinancing and continuing macroeconomic headwinds, partially offset by a 29% increase in personal loans revenue driven by both organic growth as well as incorporating our acquisition of OTB in July 2022.
SMB products revenue increased $9.8 million, or 11%, for 2023 compared to 2022, reflecting our ability to drive diversified revenue growth across SMB products such as business credit cards, despite macroeconomic headwinds for the loans industry broadly.
Emerging verticals revenue increased $58.8 million, or 46%, for 2023 compared to 2022, primarily driven by increases of 74% in banking revenue mainly due to the higher interest rate environment and 30% in insurance products mainly driven by auto insurance.

Costs and Expenses

(in millions)
Year Ended December 31,	2023	2022	$ Change	% Change
Cost of revenue	$54.0	$39.8	$14.2	36%
Research and development	80.5	77.6	2.9	4%
Sales and marketing	401.5	375.6	25.9	7%
General and administrative	59.8	58.2	1.6	3%
Change in fair value of contingent consideration related to earnouts	—	6.7	(6.7)	(100%)
Total costs and expenses	$595.8	$557.9	$37.9	7%
Cost of revenue
Cost of revenue increased $14.2 million, or 36%, for 2023 compared to 2022. The increase was primarily attributable to an $11.0 million increase in amortization expense related to capitalized software development costs and intangible assets from our acquisition of OTB in July 2022, as well as a $2.2 million increase primarily related to third-party service charges.
Research and development expense
Research and development expenses increased $2.9 million, or 4%, for 2023 compared to 2022. The increase was primarily attributable to increases of $1.6 million in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth, and $1.5 million in software and technology costs related to our platform.
Sales and marketing expense
For 2023 and 2022, our total sales and marketing expense was comprised of approximately 51% and 45% for performance marketing, respectively, and 21% and 28% for brand marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $25.9 million, or 7%, for 2023 compared to 2022. The increase was primarily attributable to increases of $38.1 million in performance marketing expenses and $9.7 million in organic and other marketing expenses primarily due to higher personnel-related costs due to our efforts to grow and increase our user base, partially offset by a $21.9 million decrease in brand marketing expenses.
General and administrative expense
General and administrative expenses increased $1.6 million, or 3%, for 2023 compared to 2022, primarily attributable to a $5.7 million increase in personnel-related costs mainly due to higher stock-based compensation, and a $1.4 million impairment of right-of-use asset, partially offset by decreases of $3.4 million in acquisition-related costs primarily related to our acquisition of OTB in July 2022, and $1.8 million primarily related to director and officer liability insurance costs.
Change in fair value of contingent consideration related to earnouts
The change in fair value of contingent consideration relates to our acquisitions of Fundera and KYM in the second half of 2020. The fair value of the contingent considerations was subject to remeasurement at each reporting date until the payments were made. See Note 1–The Company and its Significant Accounting Policies and Note 3–Fair Value Measurements in the notes to our consolidated financial statements for further discussion on these contingent considerations.
Other income (expense), net

(in millions)
Year Ended December 31,	2023	2022	$ Change	% Change
Interest income	$3.6	$1.5	$2.1	135%
Interest expense	(0.8)	(2.5)	1.7	(69%)
Other losses, net	(0.1)	—	(0.1)	85%
Total other income (expense), net	$2.7	$(1.0)	$3.7	NM
The change in other income (expense), net for 2023 compared to 2022 was primarily attributable to higher interest income reflecting higher interest rates and average cash balances, and lower interest expense related to debt activity.

Income tax provision (benefit)
We had an income tax provision of $18.1 million for 2023, as compared to an income tax benefit of $9.8 million in 2022. Our effective tax rate was 286.7% and 49.2% for 2023 and 2022, respectively, as compared to the U.S. federal statutory income tax rate of 21%. Our effective tax rate for 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits. Our tax provision for 2023 primarily resulted from the requirement for us to capitalize and amortize research and development expenses, and an overall increase in our profitability before taxes. As a result, we recorded a significant U.S. current tax provision in 2023 with no corresponding deferred tax benefit for such capitalized expenses due to the valuation allowance maintained against our net U.S. deferred tax assets. During 2022, we recognized a nonrecurring tax benefit of $12.1 million related to the change in our existing full valuation allowance on deferred tax assets resulting from our acquisition of OTB in July 2022, which was partially offset by higher capitalization of research and development expenses under new tax regulations effective in 2022.

Non-GAAP Financial Measures
Non-GAAP operating income (loss) and adjusted EBITDA as we define them may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider non-GAAP operating income (loss) and adjusted EBITDA alongside other financial performance measures, including income (loss) from operations, net loss and our other GAAP results.
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net loss, the most comparable GAAP financial measures, as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Income (loss) from operations	$3.6	$(19.0)	$(39.0)
Depreciation and amortization	48.2	37.0	27.1
Acquisition-related retention	5.3	2.8	—
Deferred compensation related to earnouts	—	1.7	2.1
Impairment of right-of-use asset	1.4	—	—
Loss on disposal of assets	0.2	—	0.8
Change in fair value of contingent consideration related to earnouts	—	6.7	18.1
Acquisition-related expenses	0.1	3.5	0.1
Capitalized internally developed software costs	(32.4)	(33.7)	(24.0)
Non-GAAP operating income (loss)	$26.4	$(1.0)	$(14.8)

Operating income (loss) margin	1%	(4%)	(10%)
Non-GAAP operating income (loss) margin[1]	4%	(0%)	(4%)

Net loss	$(11.8)	$(10.2)	$(42.5)
Depreciation and amortization	48.2	37.0	27.1
Stock-based compensation	38.8	34.4	17.9
Acquisition-related retention	5.3	2.8	—
Deferred compensation related to earnouts	—	1.7	2.1
Impairment of right-of-use asset	1.4	—	—
Loss on disposal of assets	0.2	—	0.8
Change in fair value of contingent consideration related to earnouts	—	6.7	18.1
Acquisition-related expenses	0.1	3.5	0.1
Interest (income) expense, net	(2.8)	1.0	1.3
Other (gains) losses, net	0.1	—	(2.6)
Income tax provision (benefit)	18.1	(9.8)	4.8
Adjusted EBITDA	$97.6	$67.1	$27.1
Stock-based compensation	(38.8)	(34.4)	(17.9)
Capitalized internally developed software costs	(32.4)	(33.7)	(24.0)
Non-GAAP operating income (loss)	$26.4	$(1.0)	$(14.8)

Net loss margin	(2%)	(2%)	(11%)
Adjusted EBITDA margin[2]	16%	12%	7%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.
We had income from operations of $3.6 million for 2023, as compared to a loss from operations of $19.0 million for 2022, The change was driven by a $60.5 million increase in revenues, partially offset by a $37.9 million increase in operating expenses primarily due to increases of $25.9 million in sales and marketing expenses and $14.2 million in cost of revenue.

Our loss from operations decreased $20.0 million or 51% for 2022 compared to 2021. The decrease was driven by a $159.3 million increase in revenues, largely offset by a $139.3 million increase in operating expenses primarily due to increases of $104.3 million in sales and marketing expenses, $19.7 million in general and administrative expenses, and $15.4 million in research and development expenses.
We had non-GAAP operating income of $26.4 million for 2023, as compared to a non-GAAP operating loss of $1.0 million for 2022. The change was primarily driven by $3.6 million of income from operations in 2023, as compared to a loss from operations of $19.0 million in 2022, as well as increases in adjustments to reconcile income (loss) from operations to non-GAAP operating income (loss), including $11.2 million for depreciation and amortization and $2.5 million for acquisition-related retention, partially offset by decreases of $6.7 million for the change in fair value of contingent consideration related to earnouts and $3.4 million for acquisition-related expenses, as well as $2.8 million of net interest income in 2023 as compared to net interest expense of $1.0 million in 2022.
Non-GAAP operating loss decreased $13.8 million, or 93%, for 2022 compared to 2021. The decrease was primarily driven by a $20.0 million decrease in loss from operations, partially offset by decreases in adjustments to reconcile loss from operations to non-GAAP operating loss, including $11.4 million for the change in fair value of contingent consideration related to earnouts and $9.7 million for capitalized internally developed software costs, partially offset by increases of $9.9 million for depreciation and amortization, and $3.4 million for acquisition-related expenses and $2.8 million for acquisition-related retention.
Our net loss increased $1.6 million or 16% for 2023 compared to 2022. The increase reflects $3.6 million of income from operations for 2023 as compared to a loss from operations of $19.0 million for 2022, and $2.7 million of other income, net in 2023 as compared to other expense, net of $1.0 million in 2022, which were more than offset by an $18.1 million income tax provision in 2023 as compared to an income tax benefit of $9.8 million in 2022.
Adjusted EBITDA increased $30.5 million, or 45%, for 2023 compared to 2022. The increase was primarily attributable to increases in adjustments to reconcile adjusted EBITDA to net loss, including$27.9 million for income taxes, $11.2 million for depreciation and amortization, and $4.4 million for stock-based compensation, partially offset by decreases of $6.7 million for the change in fair value of contingent consideration related to earnouts, $3.4 million for acquisition-related expenses, and $3.8 million for interest income (expense), net.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2023) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
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
As of December 31, 2023 and 2022, we had cash and cash equivalents of $100.4 million and $83.9 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of December 31, 2023 is included in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our consolidated balance sheet but which we consider non-cancellable. As of December 31, 2023, amounts to be spent under non-cancellable purchase obligations were $6.8 million over the next twelve months, and approximately $6 million in 2025 and $5 million in 2026.

Trends, Uncertainties and Anticipated Sources of Funds
In order to grow our business, we intend to make significant investments in our business, which may result in increases in our personnel and related expenses. The timing and amount of these investments will vary based on our financial condition, the rate at which we add new personnel and the scale of our development, as well as the macro-economic environment. Many of these investments will occur in advance of our experiencing any direct benefit from them, which could negatively impact our liquidity and cash flows during any particular period and may make it difficult to determine if we are effectively allocating our resources. However, we expect to fund our operations, capital expenditures and other investments principally with cash flows from operations, and to the extent that our liquidity needs exceed our cash from operations, we would look to our cash on hand to satisfy those needs.
We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023 that our Board of Directors approved a new share repurchase authorization under which we may repurchase up to an additional $30 million of our Class A common stock (collectively, the Repurchase Plans). Subject to market conditions and other factors, the Repurchase Plans are intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Plans, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plans do not have fixed expiration dates and do not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plans are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plans are retired. We expect to fund repurchases with existing cash and cash equivalents. During 2023, we repurchased 2.3 million shares of Class A common stock for $20.0 million, including costs associated with the repurchases.
We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility with JPMorgan Chase Bank and a syndicate of other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for the next twelve months and beyond.
On September 26, 2023, we, including three of our wholly-owned subsidiaries, entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association. as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. See Note 7–Debt in the notes to our consolidated financial statements for further discussion.
The Credit Facility replaced our prior credit facility under the Amended and Restated Senior Secured Credit Facilities Credit Agreement dated February 19, 2021 between us and Silicon Valley Bank, as administrative agent (the Prior Credit Agreement), which was terminated substantially concurrently with the Company’s entering into the Credit Agreement. Under the terms of our Prior Credit Agreement, we could have borrowed up to $100.0 million, subject to borrowing conditions.
We had no outstanding balance on our credit facility as of December 31, 2023 or 2022. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of December 31, 2023 and 2022. For additional information on these covenants, see Note 7–Debt in the notes to the consolidated financial statements.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

(in millions)
Year Ended December 31,	2023	2022	2021
Net cash provided by operating activities	$72.1	$25.0	$7.2
Net cash used in investing activities	(29.5)	(100.3)	(23.0)
Net cash provided by (used in) financing activities	(26.2)	(8.4)	100.2
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	—
Net increase (decrease) in cash and cash equivalents	$16.5	$(83.9)	$84.4
A discussion and analysis of our changes in cash flows for 2023 compared to 2022 is presented below. For a discussion of our cash flows for 2022 and 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Operating activities
Net cash provided by operating activities increased $47.1 million in 2023 compared to 2022 driven by a $25.9 million decrease in net cash outflow from changes in operating assets and liabilities and a $22.8 million increase in non-cash charges, partially offset by a $1.6 million increase in net loss. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to decreases of $29.4 million for accounts receivable, and $7.8 million for other liabilities, partially offset by an $8.2 million increase for accrued expenses and other current liabilities. The increase in non-cash charges was primarily due to increases of $12.1 million in deferred taxes, $11.2 million in depreciation and amortization, and $4.4 million in stock-based compensation, partially offset by a $6.7 million decrease in change in fair value of contingent consideration related to earnouts.
Investing activities
Net cash used in investing activities decreased $70.8 million in 2023 compared to 2022, primarily due to $68.1 million of cash paid, net of cash acquired, for our acquisition of OTB in 2022, as well as a $3.9 million decrease in purchases of property and equipment.
Financing activities
Net cash used in financing activities increased $17.8 million in 2023, primarily due to $20.0 million for repurchases of Class A common stock, partially offset a $2.5 million increase from exercises of stock options and a $2.1 million decrease in payments for contingent consideration recorded at the acquisition date. Additionally, in 2022, we had $70.0 million of proceeds from our line of credit to finance the cash portion of the purchase consideration for our acquisition of OTB in 2022, with a $70.0 million repayment in full in December 2022.
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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As a result of the goodwill impairment assessments in 2023, 2022 and 2021, we determined that it was not more likely than not that the fair value of its single reporting unit was less than its carrying amount. As such, goodwill was not impaired during 2023, 2022 and 2021.
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
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change. Given our current earnings projections, sufficient positive evidence may become available for us to release all, or a portion, of the valuation allowance within the next twelve months. However, the timing and amounts of such valuation allowance releases are subject to change based on the level of profitability achieved in future periods.
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
ESPP
The fair value of purchase rights granted under our employee stock purchase plan (ESPP) is estimated using the component measurement approach with valuations of the components based on the Company’s stock price on the date of the grant and/or the Black-Scholes-Merton option-pricing model, as appropriate for the applicable components. The fair value of the purchase rights is recognized over the requisite service period. We recognize forfeitures as they occur, rather than estimate expected forfeitures.
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
Foreign Currency Exchange Risk
Significantly all of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling and the Canadian dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., UK and Canada. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2023, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We had cash and cash equivalents of $100.4 million and $83.9 million as of December 31, 2023 and 2022, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NerdWallet, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NerdWallet, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
February 20, 2024
We have served as the Company’s auditor since 2015.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are in thousands and per share amounts)
As of December 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$100.4	$83.9
Accounts receivable—net	75.5	87.0
Prepaid expenses and other current assets	22.5	18.3
Total current assets	198.4	189.2
Property, equipment and software—net	52.6	49.1
Goodwill	111.5	111.2
Intangible assets—net	46.9	64.1
Right-of-use assets	7.2	11.3
Other assets	2.0	0.8
Total Assets	$418.6	$425.7
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1.7	$3.6
Accrued expenses and other current liabilities	35.6	37.9
Contingent consideration—current	—	30.9
Total current liabilities	37.3	72.4
Other liabilities—noncurrent	14.4	11.6
Total liabilities	51.7	84.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 76,940 and 75,120 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	483.7	427.3
Accumulated other comprehensive loss	(0.3)	(0.9)
Accumulated deficit	(116.5)	(84.7)
Total stockholders’ equity	366.9	341.7
Total Liabilities and Stockholders’ Equity	$418.6	$425.7

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
Year Ended December 31,	2023	2022	2021
Revenue	$599.4	$538.9	$379.6
Costs and Expenses:
Cost of revenue	54.0	39.8	28.5
Research and development	80.5	77.6	62.2
Sales and marketing	401.5	375.6	271.3
General and administrative	59.8	58.2	38.5
Change in fair value of contingent consideration related to earnouts	—	6.7	18.1
Total costs and expenses	595.8	557.9	418.6
Income (Loss) From Operations	3.6	(19.0)	(39.0)
Other income (expense), net:
Interest income	3.6	1.5	—
Interest expense	(0.8)	(2.5)	(1.3)
Other gains (losses), net	(0.1)	—	2.6
Total other income (expense), net	2.7	(1.0)	1.3
Income (loss) before income taxes	6.3	(20.0)	(37.7)
Income tax provision (benefit)	18.1	(9.8)	4.8
Net Loss	$(11.8)	$(10.2)	$(42.5)

Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.15)	$(0.14)	$(0.82)
Diluted	$(0.15)	$(0.14)	$(0.82)
Weighted-average Shares Used in Computing Net Loss Per Share Attributable to Common Stockholders
Basic	76.7	70.6	51.9
Diluted	76.7	70.6	51.9

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)
Year Ended December 31,	2023	2022	2021
Net Loss	$(11.8)	$(10.2)	$(42.5)
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.6	(1.4)	(0.1)
Comprehensive Loss	$(11.2)	$(11.6)	$(42.6)

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance as of December 31, 2020	48,853	$—	$99.8	$0.6	$(17.7)	$82.7
Issuance of Class A common stock upon initial public offering	8,338	—	134.8			134.8
Issuance of Class A common stock upon exercise of stock options	2,322	—	11.0			11.0
Issuance of Class A common stock pursuant to settlement of restricted stock units	647	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(96)	—	(1.9)			(1.9)
Conversion of Series A redeemable convertible preferred stock to Class A common stock	58	—	0.5			0.5
Conversion of Series A redeemable convertible preferred stock to Class A common stock upon initial public offering	7,527	—	66.2			66.2
Repurchase of stock options					(1.4)	(1.4)
Repurchase of early exercised stock options	(3)	—				—
Repurchase of Class A common stock	(41)	—			(0.5)	(0.5)
Repurchase of Class F common stock	(883)	—			(12.4)	(12.4)
Stock-based compensation			21.2			21.2
Other comprehensive loss				(0.1)		(0.1)
Net loss					(42.5)	(42.5)
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	1,346	—	7.7			7.7
Vesting of early exercised stock options	—	—	0.2			0.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	1,521	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(44)	—	(0.6)			(0.6)
Issuance of Class A common stock under Employee Stock Purchase Plan	640	—	4.5			4.5
Issuance of Class A common stock for business combination	4,935	—	43.2			43.2
Stock-based compensation			40.7			40.7
Other comprehensive loss				(1.4)		(1.4)
Net loss					(10.2)	(10.2)
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,584	—	10.2			10.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,253	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(95)	—	(1.1)			(1.1)
Issuance of Class A common stock under Employee Stock Purchase Plan	346	—	3.0			3.0
Repurchase of Class A common stock	(2,268)	—			(20.0)	(20.0)
Stock-based compensation			44.3			44.3
Other comprehensive income				0.6		0.6
Net loss					(11.8)	(11.8)
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2023	2022	2021
Operating Activities:
Net loss	$(11.8)	$(10.2)	$(42.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48.2	37.0	27.1
Stock-based compensation	38.8	34.4	17.9
Change in fair value of contingent consideration related to earnouts	—	6.7	18.1
Deferred taxes	(0.5)	(12.6)	4.4
Non-cash lease costs	2.8	2.6	7.9
Other, net	2.9	1.3	(2.1)
Changes in operating assets and liabilities, net of business combination:
Accounts receivable	10.7	(18.7)	(20.2)
Prepaid expenses and other assets	(4.4)	(0.7)	(9.6)
Accounts payable	(1.8)	(5.6)	(2.2)
Accrued expenses and other current liabilities	(2.4)	5.8	16.6
Payment of contingent consideration	(14.0)	(11.5)	—
Operating lease liabilities	(3.1)	(2.4)	(7.3)
Other liabilities	6.7	(1.1)	(0.9)
Net cash provided by operating activities	72.1	25.0	7.2
Investing Activities:
Capitalized software development costs	(28.8)	(27.6)	(20.7)
Purchase of property and equipment	(0.7)	(4.6)	(2.3)
Business combination, net of cash acquired	—	(68.1)	—
Net cash used in investing activities	(29.5)	(100.3)	(23.0)
Financing Activities:
Payment of contingent consideration	(16.9)	(19.0)	—
Proceeds from line of credit	7.5	70.0	—
Payments on line of credit	(7.5)	(70.0)	—
Payment of debt issuance costs	(1.4)	—	—
Principal repayment of subordinated promissory notes	—	—	(28.5)
Repurchase of Series A redeemable convertible preferred stock	—	—	(2.1)
Proceeds from exercise of stock options	10.2	7.7	11.0
Issuance of Class A common stock under Employee Stock Purchase Plan	3.0	4.5	—
Tax payments related to net-share settlements on restricted stock units	(1.1)	(0.6)	(1.9)
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	—	140.0
Payment of offering costs related to initial public offering	—	(1.0)	(4.0)
Repurchase of Class A common stock	(20.0)	—	(0.5)
Repurchase of Class F common stock	—	—	(12.4)
Repurchase of stock options	—	—	(1.4)
Net cash provided by (used in) financing activities	(26.2)	(8.4)	100.2
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	—
Net increase (decrease) in cash and cash equivalents	16.5	(83.9)	84.4
Cash and Cash Equivalents:
Beginning of year	83.9	167.8	83.4
End of year	$100.4	$83.9	$167.8

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2023	2022	2021
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.5	$0.9	$0.5
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	—	0.1	0.8
Offering costs related to initial public offering not yet paid	—	—	1.0
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$13.5	$4.0	$0.3
Cash paid for interest	0.3	1.9	2.5
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3.7	$3.1	$8.2
Lease liabilities arising from obtaining right-of-use assets	—	—	7.8
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
Basis of Consolidation and Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the prior fiscal year have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2023.
Segments—Operating segments are defined as components of an enterprise for which discrete financial information is available that is reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a result, the Company has concluded that it has one operating segment. Significantly all of the Company’s revenue in 2023, 2022 and 2021 was from customers located in the United States. Significantly all of the Company’s long-lived assets as of December 31, 2023 and 2022 were located in the United States.
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
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $89.8 million and $75.4 million as of December 31, 2023 and 2022, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
The Company had one customer which accounted for 14% of total accounts receivable as of December 31, 2023, and two customers which accounted for 15% and 12% of total accounts receivable as of December 31, 2022. The Company had two customers which accounted for 13% and 11% of revenue in 2023, one customer which accounted for 12% of revenue in 2022, and no customer which accounted for more than 10% of revenue in 2021. Under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606), the Company’s customers are considered to be financial services providers (e.g., banks, credit card issuers, lenders, investment brokers and other entities) that seek to reach and receive leads, matches and referrals to the Company’s substantial audience of consumers (including SMBs) in exchange for agreed-upon fees.
Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the respective local currency. All assets and liabilities accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included as a separate component on the consolidated statement of comprehensive income (loss), and in effect of exchange rate changes on cash and cash equivalents on the consolidated statement of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in other gains (losses), net on our consolidated statement of operations and were immaterial for all periods presented.
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
Trade Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount or amounts due from customers via affiliate relationships at the end of each month. Invoiced amounts do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Accounts receivable are past due when they are outstanding longer than the contractual payment terms. The Company determines an allowance for credit losses by considering available information, including the length of time accounts receivable are past due, previous loss history, and reasonable and supportable expectations regarding the specific customer’s ability to pay its financial obligations. If the Company becomes aware of changes in circumstances that are indicative of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in operating results or changes in financial position, estimates of the allowance for credit losses are further adjusted. The allowance for doubtful accounts was $1.3 million and $1.4 million as of December 31, 2023 and 2022, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. As of December 31, 2023, the Company has not recorded material measurement period adjustments in connection with its business combinations.
Contingent Consideration—The fair value measurements of contingent consideration liabilities established in connection with business combinations were determined as of the acquisition date based on significant unobservable inputs, including forecasted revenues and costs of the acquired companies, the probability of meeting certain revenue or earnings targets defined in the merger agreements, and the discount rate. Contingent consideration liabilities were remeasured to fair value at each subsequent reporting date until the related contingency was resolved, with the remeasurement adjustment reported in the consolidated statement of operations. Changes to the fair value of the contingent consideration liabilities resulted from changes to one or a number of inputs, including discount rates, the probabilities of achieving the milestones, the time required to achieve the milestones and estimated future sales. Significant judgment was employed in determining the appropriateness of these inputs.
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
Impairment of Long-Lived Assets—The Company reviews long-lived assets, including property and equipment, capitalized software development costs, intangible assets and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured first by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets or asset group are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset or asset group.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For revenue generated from revenue per action or revenue per funded loan arrangements in which fees are earned from customers for approved actions such as when credit cards are issued to consumers or when loans to consumers are funded, the Company’s contractual right to fees is not contemporaneous with the satisfaction of the performance obligation to match the consumer with the customer. As such, the Company records a contract asset at the end of each reporting period related to the estimated variable consideration on fees for which the Company has satisfied the related performance obligation but are still pending the financial product approval before the Company has a contractual right to payment. This estimate is based on the Company’s historical closing rates and historical time between when a consumer request for a financial product is delivered to the customer and when the financial product is approved by the customer. The time between satisfaction of the Company’s performance obligation and when the Company’s right to consideration becomes unconditional is generally less than 90 days and no significant judgment is required in determining whether the estimate of variable consideration should be constrained. The Company records a deferred revenue liability for fees received related to unsatisfied performance obligations at the end of each reporting period, with the performance obligations expected to be satisfied in the following reporting period.
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
Cost of Revenue—Cost of revenue consists primarily of amortization expense associated with capitalized software development costs and developed technology; credit scoring fees and account linking fees; and third-party data center costs.
Research and Development—Research and development expenses primarily consist of personnel related costs, technology and facility-related expenses and contractor expense for our engineering, product management, data and other personnel engaged in maintaining and enhancing the functionality of our platform. Research and development costs are expensed as incurred.
Sales and Marketing—Sales and marketing expenses include advertising and promotion costs, costs related to brand campaign fees, marketing, business operations team and editorial personnel and related costs, including stock-based compensation. Advertising is expensed as incurred. Advertising expense was $294.7 million, $278.9 million, and $197.3 million for 2023, 2022 and 2021, respectively.
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
Subsequent Events—The Company evaluated subsequent events through February 20, 2024, the date its consolidated financial statements were issued.
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
Recently Issued Accounting Pronouncements Not Yet Adopted—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in ASU 2023-07 will be required to be applied for the year ending December 31, 2024 and for the interim periods within the following year ending December 31, 2025. Early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. The guidance in ASU 2023-09 is effective on an annual basis and will be required to be applied for the year ending December 31, 2025 for public business entities, or the year ending December 31, 2026 for EGCs under the JOBS Act accounting election. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis, but retrospective application is permitted.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the disclosure focus of both ASU 2023-07 and ASU 2023-09, the applications of these new standards will not have an effect on the Company’s financial position and results of operations in its consolidated financial statements.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

(in millions)
Year Ended December 31,	2023	2022	2021
Credit cards	$209.7	$210.3	$123.8
Loans	101.6	109.1	126.4
SMB products	101.2	91.4	39.8
Emerging verticals	186.9	128.1	89.6
Total revenue	$599.4	$538.9	$379.6
The contract asset recorded within prepaid expenses and other current assets on the consolidated balance sheet related to estimated variable consideration was $5.5 million and $5.8 million as of December 31, 2023 and 2022, respectively.
Credit cards revenue is primarily generated through revenue per action arrangements. Loans revenue is primarily generated through revenue per funded loan and revenue per lead arrangements. SMB products revenue is primarily generated through revenue per funded loan, revenue per action and revenue per lead arrangements. Emerging verticals revenue is primarily generated through revenue per click, revenue per action and revenue per lead arrangements.
3.Fair Value Measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2023
Assets:
Cash and cash equivalents—money market funds	$89.8	$—	$—	$89.8
Certificate of deposit	—	2.1	—	2.1
	$89.8	$2.1	$—	$91.9

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2022
Assets:
Cash and cash equivalents—money market funds	$75.4	$—	$—	$75.4
Certificate of deposit	—	2.0	—	2.0
	$75.4	$2.0	$—	$77.4
Liabilities:
Contingent consideration	$—	$—	$30.9	$30.9

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 liabilities previously consisted entirely of contingent consideration, and the changes in fair values were as follows:

(in millions)
Year Ended December 31,	2023	2022
Balance as of beginning of year	$30.9	$54.7
Payment	(30.9)	(30.5)
Change in fair value, recognized in earnings	—	6.7
Balance as of end of year	$—	$30.9
Contingent consideration liabilities related to acquisitions were measured at fair value each reporting period using Level 3 unobservable inputs. The contingent consideration liability was the estimated fair value of the earnout payments for the Fundera, Inc. (Fundera) and Know Your Money (KYM) business combinations in 2020.
As of December 31, 2022, Fundera’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount, with the contingent consideration liability paid in full during 2023. The fair values of the estimated contingent considerations were previously determined based on the Company’s evaluation of the probability and amount of earnout that would be achieved based on expected future performance by the acquired entity.
4.Significant Consolidated Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

(in millions)
As of December 31,	2023	2022
Prepaid expenses	$13.5	$10.4
Contract assets	5.5	5.8
Certificate of deposit	2.1	2.0
Other current assets	1.4	0.1
Total prepaid expenses and other current assets	$22.5	$18.3
Property, equipment and software, net consisted of the following:

(in millions)
As of December 31,	2023	2022
Capitalized software development costs	$120.1	$105.7
Office equipment	4.4	6.7
Furniture and fixtures	1.5	1.8
Leasehold improvements	2.3	2.3
Total property, equipment and software	128.3	116.5
Accumulated depreciation and amortization	(75.7)	(67.4)
Total property, equipment and software—net	$52.6	$49.1
The Company capitalized $34.0 million, $34.1 million and $24.2 million of software development costs, and recorded amortization expense of $28.9 million, $22.1 million and $16.7 million, during 2023, 2022 and 2021, respectively. Losses on disposal related to software development costs were $0.8 million for 2021, with no losses in 2023 or 2022.
Depreciation and amortization, exclusive of amortization of capitalized software development costs and intangible assets, was $2.3 million, $1.9 million and $2.4 million in 2023, 2022 and 2021, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued expenses and other current liabilities consisted of the following:

(in millions)
As of December 31,	2023	2022
Unbilled accounts payable	$21.2	$26.1
Accrued compensation	4.5	5.6
Deferred revenue	4.1	—
Operating lease liabilities	3.4	3.1
Deferred compensation liability related to earnouts	—	1.7
Other accrued expenses	2.4	1.4
Total accrued expenses and other current liabilities	$35.6	$37.9
Other liabilities—noncurrent consisted of the following:

(in millions)
As of December 31,	2023	2022
Unrecognized tax benefit liability	$7.2	$0.4
Operating lease liabilities	6.2	9.6
Deferred tax liability, net	0.7	1.2
Other noncurrent liabilities	0.3	0.4
Total other liabilities—noncurrent	$14.4	$11.6
5.Business Combination
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

(1)    Includes $12.2 million of cash which was deposited in escrow for the settlement of breaches, if any, of certain representations, warranties, agreements and covenants.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the years ended December 31, 2022 and 2021 is presented as if the OTB acquisition, including the related debt financing, was completed on January 1, 2021. The pro forma financial information includes the historical operating results of the Company and OTB prior to the acquisition, with adjustments directly attributable to the acquisition. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the preliminary fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to cash retention agreements, incremental interest expense related to debt drawn to finance the cash portion of the purchase price, the adjustment of acquisition-related expenses, and the related tax effects of pro forma adjustments for the respective periods.The unaudited pro forma financial information is as follows:

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
6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)
Year Ended December 31,	2023	2022
Balance as of beginning of year	$111.2	$43.8
Acquisition of OTB	—	68.1
Foreign currency translation adjustment	0.3	(0.7)
Balance as of end of year	$111.5	$111.2
No impairment charges have been recorded for goodwill in 2023, 2022 or 2021.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with definite lives related to the following:

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023
Technology	3.5	$55.3	$(21.1)	$34.2
User base	3.8	19.4	(8.8)	10.6
Customer relationships	1.8	12.2	(10.1)	2.1
Trade names		0.4	(0.4)	—
Total		$87.3	$(40.4)	$46.9

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2022
Technology	4.4	$55.3	$(9.7)	$45.6
User base	4.8	19.4	(6.0)	13.4
Customer relationships	2.0	12.2	(6.9)	5.3
Trade names		0.4	(0.4)	—
Foreign currency translation adjustment				(0.2)
Total		$87.3	$(23.0)	$64.1
Amortization expense related to definite-lived intangible assets was $17.3 million, $13.0 million and $8.0 million in 2023, 2022 and 2021, respectively.
Estimated future amortization expense as of December 31, 2023 is as follows:

(in millions)
Years Ending December 31,	Amortization
2024	$13.8
2025	13.5
2026	12.5
2027	7.1
$46.9
No impairment charges have been recorded for intangible assets in 2023, 2022 or 2021.
7.Debt
Credit Facility—On September 26, 2023, NerdWallet, Inc. and three of its wholly-owned subsidiaries entered into a credit agreement which over time has been amended (as amended, the Credit Agreement) with JPMorgan Chase Bank, National Association. as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by the Company and certain of its domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Agreement includes a letter of credit sub-facility in the aggregate amount of $10.0 million and a swingline sub-facility in the aggregate amount of $10.0 million. The Credit Facility is secured by substantially all of the Company’s assets. The Company and each of its material domestic subsidiaries is a guarantor of all of the obligations under the Credit Facility. The Credit Facility matures on September 26, 2028.
The Credit Facility replaced the Company’s prior credit facility under the Amended and Restated Senior Secured Credit Facilities Credit Agreement dated February 19, 2021 between the Company and Silicon Valley Bank, as administrative agent (the Prior Credit Agreement), which was terminated substantially concurrently with the Company’s entering into the Credit Agreement.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
There was no outstanding balance under the Credit Agreement at December 31, 2023. The available amount to borrow under the Credit Facility was $123.7 million at December 31, 2023, which was equal to the available amount under the agreement of $125.0 million net of letters of credit of $1.3 million.
The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, engage in mergers, consolidations, liquidations or acquisitions, enter into new lines of business not related to the Company’s current lines of business, make certain investments, make distributions on or repurchase its equity securities, engage in transactions with affiliates, or enter into certain hedging obligations. Events of default under the Credit Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lenders to terminate commitments and accelerate the maturity of borrowings under the Credit Facility if not cured within applicable grace periods. The Company was in compliance with all covenants as of December 31, 2023.
The Company’s Prior Credit Agreement with Silicon Valley Bank, which over time had been amended and restated was secured by certain qualifying accounts receivable of the Company. The Prior Credit Agreement provided for a revolving line of credit of up to $100.0 million with the option to increase up to an additional $25.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million, and had a scheduled termination date of December 2, 2023. Under the terms of the Prior Credit Agreement, revolving loans could be either SOFR Loans or Alternative Base Rate (ABR) Loans. Outstanding SOFR Loans incurred interest at the Adjusted SOFR Rate (which is defined in the Prior Credit Agreement as Term SOFR plus a Term SOFR Adjustment equal to 0.10% for 1-month interest periods, 0.15% for 3-month interest periods, and 0.25% for 6-month interest periods, and, in each case, subject to a 1.00% floor), plus a margin of either 3.00% or 2.75% depending on usage. Outstanding ABR Loans would incur interest at the highest of the Prime Rate, as published by the Wall Street Journal, the federal funds rate in effect for such day plus 0.50%, and 3.25%, in each case a margin of either 1.75% or 2.00% will be applicable, depending on usage. The Company was charged a commitment fee of 0.30% per year for committed but unused amounts.
On July 7, 2022, the Company borrowed $70.0 million under the Prior Credit Agreement to finance the cash portion of the purchase consideration for the acquisition of OTB. This borrowing was fully repaid by the Company in December 2022.
There was no outstanding balance under the Prior Credit Agreement at December 31, 2022. The available amount to borrow under the Prior Credit Agreement was $98.3 million as of December 31, 2022, which was equal to the available amount under the Prior Credit Agreement of $100.0 million net of letters of credit of $1.7 million.
The Prior Credit Agreement contained covenants which limited the Company’s ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
The Prior Credit Agreement also contained financial covenants which required the Company to maintain a minimum adjusted quick ratio and a minimum consolidated adjusted EBITDA if the adjusted quick ratio fell below a specified level, measured in each case at the end of each fiscal quarter. The Company was required to furnish audited financial statements within 90 days after the end of the fiscal year. The Company was in compliance with all covenants as of December 31, 2022.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subordinated Promissory Notes—During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued subordinated promissory notes (the Notes) with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and were scheduled to mature in January 2026. In November 2021, in connection with the Company’s initial public offering (IPO), the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes. Upon repayment of the Notes in November 2021, the Company recognized the remaining unamortized debt premium of $1.5 million as a gain on extinguishment of debt recorded to other gains (losses), net in the consolidated statement of operations.
8.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. See Note 7–Debt and Note 9–Leases for further discussion.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of December 31, 2023 or 2022.
9.Leases
Components of operating lease costs are as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Operating lease cost	$3.4	$3.4	$8.6
Sublease income	—	—	(1.5)
Net lease cost	$3.4	$3.4	$7.1
Lease term and discount rate are as follows:

As of December 31,	2023	2022
Weighted-average remaining lease term (years)	4.0	4.6
Weighted-average discount rate	5.3%	5.3%
In December 2023, the Company entered into a sublease agreement for a portion of the Company’s office space in San Francisco. The sublease expires concurrently with the corresponding head lease, but does not relieve the Company of its obligations under the head lease. The Company determined that the sublease arrangement was an operating lease at inception, and is recognizing sublease income on a straight-line basis over the sublease term as a reduction of rent expense. As a result of the sublease, the Company evaluated the associated head lease ROU asset and sublease-related furniture and fixtures and leasehold improvements for impairment, as the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company estimated the fair value of these assets as of the effective date of the sublease agreement using an income approach based on expected future cash flows from the subleased property. The Company recognized impairment charges of $1.6 million related to the sublease which are included in general and administrative expense on the consolidated statements of operations, including a $1.4 million impairment of ROU asset and $0.2 million of loss on disposal of sublease-related furniture and fixtures and leasehold improvements. Right-of-use assets were $7.2 million and $11.3 million as of December 31, 2023 and 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maturities of lease liabilities as of December 31, 2023 are as follows:

(in millions)
Years Ending December 31,	Amount
2024	$3.8
2025	2.5
2026	1.2
2027	1.3
2028	1.3
Thereafter	0.6
Total undiscounted cash flows	$10.7
Less: imputed interest	(1.1)
Present value of lease liabilities	$9.6
Less: lease liabilities, current	(3.4)
Total lease liabilities, noncurrent	$6.2
10.Redeemable Convertible Preferred Stock
In connection with the Company’s IPO which was completed on November 8, 2021, all 7.5 million shares of the Company’s then-outstanding Series A redeemable convertible preferred stock automatically converted into an equal number of shares of Class A common stock.
A summary of the Company’s Series A redeemable convertible preferred stock activity is as follows:

(in millions, except share amounts which are in thousands)	2021
Year Ended December 31,	Shares	Amount
Balance as of beginning of year	7,687	$68.8
Repurchase of Series A redeemable convertible preferred stock	(102)	(2.1)
Conversion of Series A redeemable convertible preferred stock to Class A common stock	(58)	(0.5)
Conversion of Series A redeemable convertible preferred stock to Class A common stock upon initial public offering	(7,527)	(66.2)
Balance as of end of year	—	$—
In March 2021, the Company repurchased 0.1 million shares of Series A redeemable convertible preferred stock from an affiliated entity of a former member of its Board of Directors for $2.1 million.

11.Stockholders’ Equity
Preferred Stock—Under the Company’s amended and restated certificate of incorporation, which became effective upon completion of the Company’s IPO on November 8, 2021, the Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors may fix the rights, preferences, privileges and restrictions of the preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. There were no shares of preferred stock outstanding as of December 31, 2023 or 2022.
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
As of December 31, 2023 and 2022, there were 45.3 million and 43.4 million shares of Class A common stock issued and outstanding, respectively. Shares of Class B common stock issued and outstanding were 31.7 million as of both December 31, 2023 and 2022.
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
Share Repurchase Plans—The Company announced on May 2, 2023 that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of its Class A common stock and, following the Company’s utilization of that share repurchase authorization, the Company announced on October 26, 2023 that its Board of Directors approved a new share repurchase authorization under which the Company may repurchase up to an additional $30 million of its Class A common stock (collectively, the Repurchase Plans). Subject to market conditions and other factors, the Repurchase Plans are intended to make opportunistic repurchases of the Company’s Class A common stock to reduce the Company’s outstanding share count. Under the Repurchase Plans, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plans do not have fixed expiration dates and do not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plans are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, the Company may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plans are retired. During 2023, the Company repurchased 2.3 million shares of Class A common stock for $20.0 million, including costs associated with the repurchases.
Common Stock Transfers and Repurchase—In February 2021, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 0.1 million shares of Class A common stock to an existing investor at $14.00 per share for an aggregate purchase price of $2.1 million. The price per share was equivalent to the estimated fair value of the Company’s common stock on December 31, 2021 as determined by its Board of Directors with the assistance of a third-party valuation specialist.
In January 2021, the Company waived its right of first refusal and the CEO entered into a stock transfer agreement to sell approximately 1.1 million shares of Class F common stock to an existing investor at $14.00 per share for an aggregate purchase price of $15.0 million. Upon consummation of the sale to the third party, the shares of Class F common stock were automatically converted into shares of Class A common stock on a 1:1 basis in accordance with the rights and preferences of the Class F common stock. The price per share was equivalent to the estimated fair value of the Company’s common stock on December 31, 2021 as determined by its Board of Directors with the assistance of a third-party valuation specialist.
Also in January 2021, the Company entered into a repurchase agreement with the CEO to repurchase approximately 0.9 million shares of Class F common stock at $14.00 per share for an aggregate purchase price of $12.4 million.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares Reserved for Future Issuance
The Company had reserved the following shares of Class A common stock for future issuance:

(in thousands)
As of December 31,	2023	2022
Shares outstanding from stock options and restricted stock units	10,900	13,517
Shares available for future equity award grants	10,345	7,554
Shares available for future ESPP offerings	607	201
Total shares reserved	21,852	21,272
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2022	6,112	$9.81	6.7	$11.9
Exercised	(1,584)	$6.44
Cancelled/forfeited	(416)	$12.40
Balance as of December 31, 2023	4,112	$10.84	6.3	$18.7
Vested and exercisable as of December 31, 2023	2,986	$10.21	5.7	$15.2
There were no options granted during 2023. The weighted-average grant-date fair value of options granted during 2022 and 2021 was $5.54 and $9.60 per share, respectively. The intrinsic value of options exercised was $14.5 million, $6.7 million and $30.0 million during 2023, 2022 and 2021, respectively.
Total unrecognized compensation cost related to non-vested stock options granted under the Plans was $7.5 million as of December 31, 2023, with the cost expected to be recognized over a weighted-average period of 1.8 years.
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
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions and ranges of fair value of common stock:

Year Ended December 31,	2022	2021
Expected volatility	52.5%	53.7%
Expected term (in years)	6.0	6.0
Expected dividend yield	0%	0%
Risk-free interest rate	2.6%	1.1%
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
A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2022	7,405	$12.27
Granted[1]	2,719	$14.58
Vested	(2,253)	$13.73
Forfeited	(1,083)	$14.11
Nonvested as of December 31, 2023	6,788	$12.42
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
During 2023, the Company granted 0.2 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) an EBITDA-related metric and (ii) a revenue-related metric, both in fiscal year 2023, subject to certification of the attainment of the performance level. These performance-based RSUs are also subject to service-based vesting over a period of three years. Stock-based compensation for performance-based RSUs is recognized over the requisite service period using the accelerated attribution method based on an assessment of the probability of achieving the requisite performance metrics. The Company recognizes forfeitures as they occur for grantees who do not fulfill the service-based conditions.
The total fair value of shares that vested under RSUs was $27.0 million and $17.7 million during 2023 and 2022, respectively.
Unrecognized compensation cost related to RSUs was $69.9 million as of December 31, 2023, with these costs expected to be recognized over a weighted-average period of approximately 2.4 years.
Employee Stock Purchase Plan—The Company sponsors an ESPP which became effective in connection with the Company’s IPO completed on November 8, 2021. The ESPP allows eligible employees to buy shares of the Company’s Class A common stock at a 15% discount of the stock’s market value on defined dates. The ESPP authorizes the issuance of 0.8 million shares of the Company’s Class A common stock under purchase rights granted to eligible employees, with automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. There were 0.3 million shares of the Company’s Class A common stock purchased under the ESPP during 2023. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $3.6 million and $6.3 million during 2023 and 2022, respectively. There was no unrecognized compensation cost related to the ESPP as of December 31, 2023. The impact of forfeitures under the ESPP are recognized as forfeitures occur.
The fair value of purchase rights granted under the ESPP were determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2023	2022
Expected volatility	79.4%	59.6%
Expected term (in years)	0.7	1.0
Expected dividend yield	0%	0%
Risk-free interest rate	4.9%	2.8%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Research and development	$11.2	$12.0	$6.8
Sales and marketing	13.8	12.4	5.8
General and administrative	13.8	10.0	5.3
Total	$38.8	$34.4	$17.9
In addition, stock-based compensation of $5.5 million, $6.3 million and $3.3 million was capitalized related to software development costs in 2023, 2022 and 2021, respectively.
The Company did not recognize any tax benefit for stock-based compensation arrangements in 2023, 2022 or 2021 due to the valuation allowance maintained against our net U.S. deferred tax assets.
12.Income Taxes
Income (loss) before the provision for (benefit from) income taxes consisted of the following:

(in millions)
Year Ended December 31,	2023	2022	2021
Domestic	$9.7	$(16.3)	$(35.0)
Foreign	(3.4)	(3.7)	(2.7)
Total	$6.3	$(20.0)	$(37.7)
The components of the provision for (benefit from) income taxes are as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Current:
Federal	$13.8	$2.0	$—
State	4.8	1.9	0.7
Foreign	—	0.1	—
Total	18.6	4.0	0.7
Deferred:
Federal	—	(12.3)	4.9
State	—	(1.6)	(0.2)
Foreign	(0.5)	0.1	(0.6)
Total	(0.5)	(13.8)	4.1
Provision for (benefit from) income taxes	$18.1	$(9.8)	$4.8

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Tax at federal statutory rate	$1.3	$(4.2)	$(7.9)
Permanent items	(0.6)	0.3	—
Foreign rate differential	0.3	0.9	(0.2)
Stock-based compensation	1.2	1.0	(2.0)
Tax credits	(8.0)	(6.1)	(5.6)
Change in valuation allowance	20.0	(3.7)	15.1
Tax contingency and interest	1.9	1.3	1.9
State taxes	2.2	(0.7)	(0.4)
Non-deductible contingent consideration	—	1.4	4.1
Other	(0.2)	—	(0.2)
Tax at effective tax rate	$18.1	$(9.8)	$4.8
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows:

(in millions)
As of December 31,	2023	2022
Deferred tax assets:
Accruals and reserves	$2.0	$2.1
Federal and state tax credits	11.0	14.0
Stock-based compensation	4.7	3.9
Capitalized research and development expenses	42.7	22.2
Net operating loss carryforwards	3.9	4.1
Lease liabilities	2.4	3.1
Other	—	0.1
Total gross deferred tax assets	66.7	49.5
Deferred tax liabilities:
Prepaid expense and other	(0.4)	(0.6)
Right-of-use assets	(1.8)	(2.8)
Basis difference for fixed assets and intangibles	(25.1)	(28.0)
Total gross deferred tax liabilities	(27.3)	(31.4)
Valuation allowance for deferred tax assets	(40.1)	(19.3)
Net deferred tax liability	$(0.7)	$(1.2)
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the Company has federal net operating loss carryforwards of $1.9 million, of which $0.2 million, if not utilized, will begin to expire in 2034, and the remaining $1.7 million can be carried forward indefinitely. As of December 31, 2023, the Company has state net operating loss carryforwards of $26.2 million. The majority of state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2032.
In addition, as of December 31, 2023, the Company has $18.7 million of California research and development credit carryforwards, which can be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Utilization of the Company’s federal and state net operating loss carryforwards (NOLs) and tax credit carryforwards, as well as of other temporary differences, is dependent upon the generation of sufficient taxable income in future periods. In the Company’s ongoing assessment of all available evidence, both positive and negative, the Company considers the scheduled reversal of deferred tax liabilities, the Company’s future operating model and the expected impacts on future profitability, and prudent and feasible tax-planning strategies. Accordingly, the Company has established a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023 as the Company concluded that it was more likely than not that the Company will not be able to fully realize such net deferred tax assets. The valuation allowance for deferred tax assets was $40.1 million and $19.3 million as of December 31, 2023 and 2022, respectively, with the increase in 2023 primarily due to higher capitalization of R&D expenses under tax regulations effective in 2022. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.
A reconciliation of unrecognized tax benefits, excluding accrued interest and penalties, are as follows:

(in millions)
Year Ended December 31,	2023	2022	2021
Balance as of beginning of year	$9.9	$8.4	$6.3
Increases related to prior year tax positions	0.5	—	0.6
Decreases related to prior year tax positions	(1.1)	(0.2)	—
Expiration of statute of limitations	(0.4)	—	—
Current year increases	3.0	1.7	1.5
Balance as of end of year	$11.9	$9.9	$8.4
Interest and penalties were not material for 2023, 2022 and 2021. As of December 31, 2023, unrecognized tax benefits of $7.2 million, as well as accrued interest and penalties, would affect the Company’s provision for income taxes if recognized. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s tax years for 2014 and forward are subject to examination by U.S. and various state tax authorities due to certain acquired attribute carryforwards.
13.Net Loss Per Basic and Diluted Share
The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net loss per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. We consider early exercised share options to be participating securities. The impact of early exercised share options on basic and diluted EPS was immaterial for 2023, 2022 and 2021.
Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted EPS is computed by dividing net loss attributable to common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net loss attributable to common stockholders:

(in millions, except per share amounts)
Year Ended December 31,	2023	2022	2021
Numerator:
Net loss attributable to common stockholders–basic and diluted	$(11.8)	$(10.2)	$(42.5)
Denominator:
Weighted-average shares of common stock–basic and diluted	76.7	70.6	51.9
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.14)	$(0.82)
Diluted	$(0.15)	$(0.14)	$(0.82)
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock, as well as of Class F stock prior to the Company’s IPO in November 2021, are identical, except with respect to voting and conversion. See Note 11–Stockholders’ Equity for further discussion. As the liquidation and dividend rights are identical for Class A, Class B and predecessor Class F common stock, the undistributed earnings are allocated on a proportional basis and the resulting net loss attributable to common stockholders will be the same for Class A, Class B and the predecessor Class F common stock on an individual or combined basis.
The following common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

(in millions)
Year Ended December 31,	2023	2022	2021
Shares subject to outstanding stock options and restricted stock units	8.9	9.6	5.0
Employee stock purchase plan	0.3	1.4	0.6
14.Employee Benefit Plan
The Company sponsors a 401(k) savings plan (the Savings Plan). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s current policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $4.8 million, $4.3 million and $3.5 million during 2023, 2022 and 2021, respectively.
15.Related Party Transactions
During 2017, the Company entered into a stock repurchase agreement to repurchase a specific number of shares of Class G common stock from one of the Company’s co-founders. In connection with the stock repurchase agreement, the Company issued Notes with a principal amount totaling $28.5 million to the co-founder. The Notes bore interest on the outstanding principal amount at the rate of 4.2922% per year and were scheduled to mature in 2026. In November 2021, in connection with the Company’s IPO, the Company repaid in full the outstanding principal amount of $28.5 million and accrued interest on the Notes. See Note 7–Debt for further discussion on the Notes. Additionally, see Note 10–Redeemable Convertible Preferred Stock and Note 11–Stockholders’ Equity for discussion on certain equity and options-related transactions with a former member of the Company’s Board of Directors and his affiliated entity, as well as with the Company’s CEO. There were no other material related party transactions during 2023, 2022 or 2021.
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
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an “emerging growth company” under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information.
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as noted below.
On October 31, 2023, Samuel Yount, General Manager, Consumer Credit, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act as currently in effect (the Yount Trading Plan). The Yount Trading Plan has a duration of February 23, 2024 to May 10, 2024 and provides for the sale of up to approximately 12,497 shares of the Company’s Class A common stock, including upon the vesting and settlement of certain equity awards. Because the aggregate number of shares that may be sold under the Yount Trading Plan will be net of shares withheld by the Company to satisfy Mr. Yount’s tax obligations upon the vesting and settlement of certain equity awards, the precise number of shares that may be sold under the Yount Trading Plan is not yet determinable.
On December 15, 2023, Jennifer Ceran, a member of our Board of Directors, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act as currently in effect (the Ceran Trading Plan). The Ceran Trading Plan has a duration of March 15, 2024 to December 31, 2024 and provides for the sale of up to 25,897 shares of the Company’s Class A common stock, including upon the vesting and settlement of certain equity awards.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the Proxy Statement for our 2024 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2023.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
2.1
Agreement and Plan of Merger and Reorganization, dated June 23, 2022, by and among NerdWallet, Inc., On the Barrelhead, Inc., Bighorn Merger Sub Corp., Bighorn Merger Sub 2, LLC, NerdWallet Compare, Inc. and Fortis Advisors LLC, as the stockholder representative.
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed June 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
3.2	Amended and Restated Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (No. 001-40994) filed November 10, 2021
4.1	Description of Securities of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (No. 001-40994) filed March 24, 2022
10.1	Investors’ Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated January 30, 2015.	Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.2	Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 19, 2015.	Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.3	Second Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated August 26, 2015.	Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.4	Third Amendment of Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated June 29, 2016.	Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.5	Amendment No. 4 to the Investors' Rights Agreement, by and between the Registrant and certain holders of its capital stock, dated April 7, 2020.	Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.6	Side Letter, by and between Innovius Capital Sirius I L.P. and the Registrant, dated July 17, 2020.	Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.7	Side Letter Amendment Agreement, by and between Innovius Capital Sirius I, L.P. and the Registrant, dated October 19, 2021.	Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.8
Credit Agreement, dated as of September 26, 2023 among NerdWallet, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and the Lenders party thereto, as amended by that First Amendment to Credit Agreement, dated November 1, 2023.
Filed herewith
10.9	Sublease Agreement between Yelp Inc. and the Registrant, dated April 27, 2021.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.10+	2012 Equity Incentive Plan.	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021

Exhibit Number	Description of Exhibit	Location
10.11+	Forms of Stock Option Agreement, Notice of Stock Option Grant, and Exercise Notice under the 2012 Equity Incentive Plan.	Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.12+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan.	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.13+	2021 Equity Incentive Plan, as amended.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-265197) filed May 25, 2022
10.14+	Forms of Notice of Stock Option Grant, Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.15+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.16+	Form of PSU Agreement with Change of Control under the 2021 Equity Incentive Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.17+	2022 Inducement Equity Incentive Plan.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.18+	Form of RSU Inducement Award Agreement for OTB Founders under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.19+	Form of RSU Inducement Award Agreement for Other Employees under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.20+	2021 Employee Stock Purchase Plan.	Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.21+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.22+	Amended and Restated Change of Control and Severance Policy.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.23+	Offer Letter, by and between Tim Chen and the Registrant, dated June 25, 2021.	Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.24+	Offer Letter, by and between Lauren StClair and the Registrant, dated November 23, 2020.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (No. 001-40994) filed March 24, 2022
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Exhibit Number	Description of Exhibit	Location
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1 +	Compensation Recovery Policy of the Registrant.	Filed herewith
101.INS	XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	**
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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2024.

NERDWALLET, INC.

By:	/s/ Tim Chen
Tim Chen
Chief Executive Officer

By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Chen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2024
Tim Chen

/s/ Lauren StClair	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 20, 2024
Lauren StClair

/s/ Jennifer Ceran	Director	February 20, 2024
Jennifer Ceran

/s/ Lynne Laube	Director	February 20, 2024
Lynne Laube

/s/ Kenneth McBride	Director	February 20, 2024
Kenneth McBride

/s/ Maurice Taylor	Director	February 20, 2024
Maurice Taylor