Form 10-Q
period 2024-03-31
NERDWALLET, INC.
filed 2024-04-25
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40994
NerdWallet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4180440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
55 Hawthorne Street, 10th Floor, San Francisco, California 94105
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 46,052,254 shares of Class A common stock and 31,685,652 shares of Class B common stock as of April 19, 2024.

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

You should not rely on forward-looking statements as predictions or guarantees of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and in our subsequent periodic filings with the U.S. Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on our business or the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date hereof. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2024	December 31, 2023
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$110.9	$100.4
Accounts receivable—net	93.9	75.5
Prepaid expenses and other current assets	19.4	22.5
Total current assets	224.2	198.4
Property, equipment and software—net	50.6	52.6
Goodwill	111.5	111.5
Intangible assets—net	43.5	46.9
Right-of-use assets	6.5	7.2
Other assets	9.8	2.0
Total Assets	$446.1	$418.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15.3	$1.7
Accrued expenses and other current liabilities	38.5	35.6
Total current liabilities	53.8	37.3
Other liabilities—noncurrent	13.6	14.4
Total liabilities	67.4	51.7
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 77,720 and 76,940 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	494.5	483.7
Accumulated other comprehensive loss	(0.4)	(0.3)
Accumulated deficit	(115.4)	(116.5)
Total stockholders’ equity	378.7	366.9
Total Liabilities and Stockholders’ Equity	$446.1	$418.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Revenue	$161.9	$169.6
Costs and Expenses:
Cost of revenue	14.2	13.8
Research and development	20.7	19.5
Sales and marketing	107.9	121.7
General and administrative	15.4	15.4
Total costs and expenses	158.2	170.4
Income (Loss) From Operations	3.7	(0.8)
Other income, net:
Interest income	1.4	1.0
Interest expense	(0.2)	(0.2)
Other losses, net	(0.1)	(0.1)
Total other income, net	1.1	0.7
Income (loss) before income taxes	4.8	(0.1)
Income tax provision (benefit)	3.7	(1.8)
Net Income	$1.1	$1.7

Net Income Per Share Attributable to Common Stockholders
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted-average Shares Used in Computing Net Income Per Share Attributable to Common Stockholders
Basic	77.2	75.8
Diluted	80.5	79.7

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(in millions)	2024	2023
Net Income	$1.1	$1.7
Other Comprehensive Income (Loss):
Change in foreign currency translation	(0.1)	0.2
Comprehensive Income	$1.0	$1.9

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)	—	(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in millions)	2024	2023
Operating Activities:
Net income	$1.1	$1.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.9	11.7
Stock-based compensation	8.7	8.6
Deferred taxes	(0.1)	(0.1)
Non-cash lease costs	0.5	0.7
Other, net	0.2	1.4
Changes in operating assets and liabilities:
Accounts receivable	(18.5)	(11.8)
Prepaid expenses and other assets	3.0	(2.6)
Accounts payable	13.4	8.6
Accrued expenses and other current liabilities	3.0	(0.8)
Operating lease liabilities	(0.8)	(0.7)
Other liabilities	0.3	(0.3)
Net cash provided by operating activities	22.7	16.4
Investing Activities:
Purchase of investment	(8.1)	—
Capitalized software development costs	(5.4)	(7.3)
Purchase of property and equipment	—	(0.3)
Net cash used in investing activities	(13.5)	(7.6)
Financing Activities:
Proceeds from line of credit	—	7.5
Payments on line of credit	—	(7.5)
Proceeds from exercise of stock options	1.7	8.4
Tax payments related to net-share settlements on restricted stock units	(0.4)	(0.3)
Net cash provided by financing activities	1.3	8.1
Net increase in cash and cash equivalents	10.5	16.9
Cash and Cash Equivalents:
Beginning of period	100.4	83.9
End of period	$110.9	$100.8
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.6	$0.7
Purchase of property and equipment recorded in accounts payable and accrued expenses and other current liabilities	—	0.1
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$0.2	$0.3
Cash paid for interest	0.1	—
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.0	$0.9
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
Basis of Consolidation and Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three months ended March 31, 2023 have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2024. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.
Significant Accounting Policies—During the three months ended March 31, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. See Note 4–Significant Condensed Consolidated Balance Sheet Components for further discussion. During the three months ended March 31, 2024, there have been no other material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended March 31,
(in millions)	2024	2023
Credit cards	$50.0	$61.3
Loans	21.4	22.0
SMB products	30.4	25.2
Emerging verticals	60.1	61.1
Total revenue	$161.9	$169.6
During the three months ended March 31, 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023. Revenue recognized during the three months ended March 31, 2023 which was deferred as of December 31, 2022 was immaterial.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $6.5 million and $5.5 million as of March 31, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of March 31, 2024
Assets:
Cash and cash equivalents—money market funds	$14.9	$—	$—	$14.9
Certificate of deposit	—	2.1	—	2.1
	$14.9	$2.1	$—	$17.0

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2023
Assets:
Cash and cash equivalents—money market funds	$89.8	$—	$—	$89.8
Certificate of deposit	—	2.1	—	2.1
	$89.8	$2.1	$—	$91.9
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $47.4 million and $49.0 million as of March 31, 2024 and December 31, 2023, respectively. The Company capitalized $6.4 million and $8.6 million of software development costs during the three months ended March 31, 2024 and 2023, respectively. The Company recorded amortization expense related to capitalized software development costs of $8.0 million and $6.6 million during the three months ended March 31, 2024 and 2023, respectively.
During the three months ended March 31, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. Equity investments without readily determinable fair values are included in other assets on the Company’s condensed consolidated balance sheet, and any related gains or losses would be included in other gains (losses), net on the Company’s condensed consolidated statements of operations. Equity investments without readily determinable fair values were $8.1 million as of March 31, 2024, and there were no related changes in carrying amount or impairment during the three months ended March 31, 2024.

Accrued expenses and other current liabilities include operating lease liabilities of $3.4 million as of both March 31, 2024 and December 31, 2023.
Other liabilities—noncurrent includes operating lease liabilities of $5.2 million and $6.2 million as of March 31, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. As of March 31, 2024, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of March 31, 2024 or December 31, 2023.
6.Stockholders’ Equity
Share Repurchase Plans—On May 2, 2023, the Company announced that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of the Company’s Class A common stock and, following the Company’s utilization of that share repurchase authorization, the Company announced on October 26, 2023 that its Board of Directors approved a share repurchase authorization under which the Company may repurchase up to an additional $30 million of the Company’s Class A common stock (collectively, the Repurchase Plans). There were no repurchases of shares of Class A common stock during the three months ended March 31, 2024. The remaining share repurchase authorization under the Repurchase Plans is $30 million as of March 31, 2024.
Equity Incentive Plans—The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, along with the 2022 Inducement Equity Incentive Plan (collectively, the Plans) comprise the equity incentive plans of the Company.
Under the terms of the 2021 Equity Incentive Plan, the number of shares of Class A common stock reserved for issuance under the plan will automatically increase on January 1 of each calendar year, starting January 1, 2023 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase. In accordance with these plan terms, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Equity Incentive Plan increased by 3.8 million shares effective January 1, 2024.
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	4,112	$10.84	6.3	$18.7
Granted[1]	220	$15.73
Exercised	(276)	$6.12
Cancelled/forfeited	(19)	$12.77
Balance as of March 31, 2024[1]	4,037	$11.42	6.4	$16.2
Vested and exercisable as of March 31, 2024	2,857	$10.77	5.7	$13.2
______________
(1)Represents 0.2 million of target award stock options with both service-based and performance-based conditions.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2024 was $9.08 per share. The aggregate intrinsic value of options exercised was $2.8 million for the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company granted 0.2 million of target award stock options with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based stock options are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based stock options are also subject to service-based vesting over a period of three years.
For the three months ended March 31, 2024, the per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

Three Months Ended March 31, 2024
Expected volatility	58.1%
Expected term (in years)	5.9
Expected dividend yield	0%
Risk-free interest rate	4.2%
There were no stock options granted for the three months ended March 31, 2023.
Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2023[1]	6,788	$12.42
Granted[2]	462	$15.62
Vested	(529)	$14.21
Forfeited[1]	(367)	$15.76
Nonvested as of March 31, 2024[2]	6,354	$12.31
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
(2)Includes 0.1 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $8.9 million during the three months ended March 31, 2024.
During the three months ended March 31, 2024, the Company granted 0.1 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based RSUs are also subject to service-based vesting over a period of three years.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2024. The Company did not recognize any stock-based compensation related to the ESPP for the three months ended March 31, 2024, as the previous ESPP purchase period ended on December 31, 2023 and the next ESPP purchase period will begin on May 1, 2024. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $1.0 million during the three months ended March 31, 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Research and development	$2.6	$2.4
Sales and marketing	2.5	3.3
General and administrative	3.6	2.9
Total stock-based compensation	$8.7	$8.6
In addition, stock-based compensation capitalized related to software development costs was $0.9 million and $1.5 million during the three months ended March 31, 2024 and 2023, respectively.
7.Income Taxes
Beginning with the three months ended June 30, 2023, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2024.
The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of March 31, 2024 and December 31, 2023, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Income Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income attributable to common stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Numerator:
Net income attributable to common stockholders—basic and diluted	$1.1	$1.7
Denominator:
Weighted-average shares of common stock—basic	77.2	75.8
Effect of dilutive stock options and restricted stock units	3.3	3.9
Weighted-average shares of common stock—diluted	80.5	79.7
Net income per share attributable to common stockholders:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
The following common stock equivalents were excluded from the computation of diluted net income per share because including them would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2024	2023
Shares subject to outstanding stock options and restricted stock units	2.5	3.7
ESPP	—	0.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
NerdWallet provides trustworthy financial guidance to consumers and small and mid-sized businesses (SMBs).
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
As a personal finance website and app, NerdWallet provides consumers—both individuals and SMBs—with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom, Canada and Australia.
Key Operating Metric and Non-GAAP Financial Measures
We collect, review and analyze operating and financial data of our business to assess our ongoing performance and compare our results to prior period results. In addition to revenue, net income (loss) and other results under generally accepted accounting principles (GAAP), the following sets forth the key operating metric and non-GAAP financial measures we use to evaluate our business.
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 29 million average MUUs for the three months ended March 31, 2024, which was up 25% compared to the three months ended March 31, 2023. We saw strong engagement in areas such as investing, travel products, taxes and insurance. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior and our strategic marketing decisions.
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
Adjusted EBITDA: We define adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, and provision (benefit) for income taxes, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, and (6) acquisition-related costs.
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
In addition, non-GAAP operating income (loss) and adjusted EBITDA as we define them may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider non-GAAP operating income (loss) and adjusted EBITDA alongside other financial performance measures, including income (loss) from operations, net income (loss) and our other GAAP results.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for reconciliations of non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most directly comparable respective GAAP financial measures.

Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$161.9	$169.6
Costs and expenses:
Cost of revenue	14.2	13.8
Research and development[1]	20.7	19.5
Sales and marketing[1]	107.9	121.7
General and administrative[1]	15.4	15.4
Total costs and expenses	158.2	170.4
Income (loss) from operations	3.7	(0.8)
Other income, net:
Interest income	1.4	1.0
Interest expense	(0.2)	(0.2)
Other losses, net	(0.1)	(0.1)
Total other income, net	1.1	0.7
Income (loss) before income taxes	4.8	(0.1)
Income tax provision (benefit)	3.7	(1.8)
Net income	$1.1	$1.7
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Research and development	$2.6	$2.4
Sales and marketing	2.5	3.3
General and administrative	3.6	2.9
Total stock-based compensation	$8.7	$8.6

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	9	8
Research and development	13	11
Sales and marketing	67	72
General and administrative	9	9
Total costs and expenses	98	100
Income (loss) from operations	2	—
Other income, net:
Interest income	1	—
Interest expense	—	—
Other losses, net	—	—
Total other income, net	1	—
Income (loss) before income taxes	3	—
Income tax provision (benefit)	2	(1)
Net income	1%	1%
We had income from operations of $3.7 million for the three months ended March 31, 2024, as compared to a loss from operations of $0.8 million for the three months ended March 31, 2023, as a $7.7 million decrease in revenue was more than offset by a $12.2 million decrease in operating expenses, primarily attributable to a $13.8 million decrease in sales and marketing expenses.
Net income decreased $0.6 million, or 34%. for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as the impact of income from operations of $3.7 million for the three months ended March 31, 2024, as compared to a loss from operations of $0.8 million for the three months ended March 31, 2023, was more than offset by the impact of an income tax provision of $3.7 million for the three months ended March 31, 2024, as compared to an income tax benefit of $1.8 million for the three months ended March 31, 2023.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Credit cards	$50.0	$61.3	$(11.3)	(19%)
Loans	21.4	22.0	(0.6)	(3%)
SMB products	30.4	25.2	5.2	21%
Emerging verticals	60.1	61.1	(1.0)	(2%)
Total revenue	$161.9	$169.6	$(7.7)	(5%)
Revenue decreased $7.7 million, or 5% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to lower credit cards revenue, partially offset by growth in SMB products revenue.
Credit cards revenue decreased $11.3 million, or 19%, for the three months ended March 31, 2024, primarily due to reduced marketing spending by our financial services partners amidst a combination of continued cautious underwriting and heightened balance sheet conservatism following the 2023 regional banking crisis.
Loans revenue decreased $0.6 million, or 3%, for the three months ended March 31, 2024, primarily due to decreases of 13% in mortgages revenue, as a result of higher interest rates, and 19% in student loans revenue, partially offset by a 12% increase in personal loans revenue.
SMB products revenue increased $5.2 million, or 21%, for the three months ended March 31, 2024, primarily driven by revenue growth in products such as business credit cards and banking as we continue to scale our product offerings.

Emerging verticals revenue decreased $1.0 million, or 2%, for the three months ended March 31, 2024, primarily due to a 9% decrease in banking revenue as consumer demand for banking products begins to moderate, partially offset by increases of 30% in investing revenue and 5% in insurance products revenue.
Costs and Expenses

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Cost of revenue	$14.2	$13.8	$0.4	3%
Research and development	20.7	19.5	1.2	6%
Sales and marketing	107.9	121.7	(13.8)	(11%)
General and administrative	15.4	15.4	—	(1%)
Total costs and expenses	$158.2	$170.4	$(12.2)	(7%)
Cost of revenue
Cost of revenue increased $0.4 million, or 3%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a $1.3 million increase in amortization expense related to capitalized software development costs, partially offset by decreases of $0.5 million in amortization expense related to intangible assets and $0.5 million primarily related to third-party service charges.
Research and development expense
Research and development expenses increased $1.2 million, or 6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to a $1.4 million increase in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth and key platform capabilities.
Sales and marketing expense
For the three months ended March 31, 2024, our total sales and marketing expense was comprised of approximately 25% for brand marketing, and 51% for performance marketing, with the remainder for organic and other marketing expenses. For the three months ended March 31, 2023, our total sales and marketing expense was comprised of approximately 32% for brand marketing, and 46% for performance marketing, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses decreased $13.8 million, or 11%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, attributable to decreases of $11.6 million in brand marketing expenses, $1.2 million in performance marketing expenses and $1.0 million in organic and other marketing expenses primarily due to lower personnel-related costs.
Other income, net

	Three Months Ended March 31,		Change
(in millions)	2024	2023	$	%
Interest income	$1.4	$1.0	$0.4	33%
Interest expense	(0.2)	(0.2)	—	(4%)
Other losses, net	(0.1)	(0.1)	—	(41%)
Total other income, net	$1.1	$0.7	$0.4	56%
Other income, net increased $0.4 million or 56% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to higher interest income reflecting higher interest rates and average cash balances.

Income tax provision (benefit)
Beginning with the three months ended June 30, 2023, our tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. Our tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended March 31, 2024.
We had an income tax provision of $3.7 million for the three months ended March 31, 2024, as compared to an income tax benefit of $1.8 million for the three months ended March 31, 2023. Our effective tax rate was 76.2% for the three months ended March 31, 2024, and 1,600.2% for the three months ended March 31, 2023. Our effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits. Our effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to excess tax benefits related to stock based compensation, partially offset by higher capitalization of research and development expenses under tax regulations effective in 2022 and a full valuation allowance recorded against our net U.S. deferred tax assets.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of March 31, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change. Given our current earnings projections, sufficient positive evidence may become available for us to release all, or a portion, of the valuation allowance within the next nine months. However, the timing and amounts of such valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

Non-GAAP Financial Measures
Non-GAAP operating income (loss) and adjusted EBITDA as we define them may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider non-GAAP operating income (loss) and adjusted EBITDA alongside other financial performance measures, including income (loss) from operations, net income (loss) and our other GAAP results.
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most comparable GAAP financial measures, as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Income (loss) from operations	$3.7	$(0.8)
Depreciation and amortization	11.9	11.7
Acquisition-related retention	1.2	1.4
Capitalized internally developed software costs	(6.2)	(8.5)
Non-GAAP operating income	$10.6	$3.8

Operating income (loss) margin	2%	(0%)
Non-GAAP operating income margin[1]	7%	2%

Net income	$1.1	$1.7
Depreciation and amortization	11.9	11.7
Stock-based compensation	8.7	8.6
Acquisition-related retention	1.2	1.4
Interest income, net	(1.2)	(0.8)
Other losses, net	0.1	0.1
Income tax provision (benefit)	3.7	(1.8)
Adjusted EBITDA	$25.5	$20.9
Stock-based compensation	(8.7)	(8.6)
Capitalized internally developed software costs	(6.2)	(8.5)
Non-GAAP operating income	$10.6	$3.8

Net income margin	1%	1%
Adjusted EBITDA margin[2]	16%	12%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income (loss) from operations and net income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Non-GAAP operating income increased $6.8 million, or 176%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by $3.7 million of income from operations for the three months ended March 31, 2024, as compared to a loss from operations of $0.8 million for the three months ended March 31, 2023, and a $2.3 million decrease in capitalized internally developed software costs.
Adjusted EBITDA increased $4.6 million, or 22%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily attributable to an income tax provision of $3.7 million for the three months ended March 31, 2024, as compared to an income tax benefit of $1.8 million for the three months ended March 31, 2023, partially offset by a $0.6 million decrease in net income.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from March 31, 2024) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $110.9 million and $100.4 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of March 31, 2024 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the three months ended March 31, 2024, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023 that our Board of Directors approved a share repurchase authorization under which we may repurchase up to an additional $30 million of our Class A common stock (collectively, the Repurchase Plans). Subject to market conditions and other factors, the Repurchase Plans are intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Plans, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plans do not have fixed expiration dates and do not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plans are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plans are retired. We expect to fund repurchases with existing cash and cash equivalents. We did not repurchase any shares of Class A common stock during the three months ended March 31, 2024.
We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of March 31, 2024 or December 31, 2023. The available amount to borrow under our Credit Agreement was $123.7 million at both March 31, 2024 and December 31, 2023, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.3 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of March 31, 2024 and December 31, 2023.

We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our Credit Agreement, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for the next twelve months and beyond.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$22.7	$16.4
Net cash used in investing activities	(13.5)	(7.6)
Net cash provided by financing activities	1.3	8.1
Net increase in cash and cash equivalents	$10.5	$16.9
Operating activities
Net cash provided by operating activities increased $6.3 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as an $8.0 million decrease in net cash outflow from changes in operating assets and liabilities was partially offset by decreases of $1.1 million in non-cash charges and $0.6 million in net income. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to decreases of $5.6 million in prepaid expenses and other assets, $4.8 million in accounts payable, and $3.8 million in accrued expenses and other current liabilities, partially offset by an increase of $6.7 million in accounts receivable. The decrease in non-cash charges was primarily due to a $1.2 million decrease in other, net.
Investing activities
Net cash used in investing activities increased $5.9 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an $8.1 million purchase of an investment in the three months ended March 31, 2024, partially offset by a $1.9 million decrease in capitalized software development costs.
Financing activities
Net cash provided by financing activities decreased $6.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a $6.7 million decrease from exercises of stock options.
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
During the three months ended March 31, 2024, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the three months ended March 31, 2024, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with any certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. See further discussion under “Litigation and Other Legal Matters” in Note 5–Commitments and Contingencies in the notes to condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our subsequent periodic filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as noted below.
On February 20, 2024, Samuel Yount, General Manager, Consumer Credit, adopted a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act as currently in effect (the Yount Trading Plan). The Yount Trading Plan has a duration of July 2, 2024 to June 20, 2025, and provides for the sale of up to 948,597 shares of the Company’s Class A common stock.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1+	Form of Performance Stock Option Agreement	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	April 25, 2024	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer