Form 10-Q
period 2024-06-30
NERDWALLET, INC.
filed 2024-07-31
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 47,021,577 shares of Class A common stock and 31,685,652 shares of Class B common stock as of July 24, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the effect of macroeconomic developments, including but not limited to, inflation, high interest rates, tightening credit markets and general macroeconomic uncertainty on our business results of operations, financial condition and stock price;
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
•our share repurchase plan, including expectations regarding the amount, timing and manner of repurchases made under the plan; and
•the effect and scope of our workforce reduction, the amount and timing of related charges thereto, our ability to realize the expected cost savings and the expectations regarding the impact of said reduction on our business results of operations and future investment opportunities.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2024	December 31, 2023
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$113.8	$100.4
Accounts receivable—net	93.7	75.5
Prepaid expenses and other current assets	22.5	22.5
Total current assets	230.0	198.4
Property, equipment and software—net	48.9	52.6
Goodwill	111.5	111.5
Intangible assets—net	40.0	46.9
Right-of-use assets	6.0	7.2
Other assets	9.8	2.0
Total Assets	$446.2	$418.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10.1	$1.7
Accrued expenses and other current liabilities	43.8	35.6
Total current liabilities	53.9	37.3
Other liabilities—noncurrent	12.9	14.4
Total liabilities	66.8	51.7
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 78,397 and 76,940 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	505.6	483.7
Accumulated other comprehensive loss	(0.3)	(0.3)
Accumulated deficit	(125.9)	(116.5)
Total stockholders’ equity	379.4	366.9
Total Liabilities and Stockholders’ Equity	$446.2	$418.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$150.6	$143.3	$312.5	$312.9
Costs and Expenses:
Cost of revenue	14.9	13.1	29.1	26.9
Research and development	22.7	20.0	43.4	39.5
Sales and marketing	106.1	98.8	214.0	220.5
General and administrative	16.5	15.6	31.9	31.0
Total costs and expenses	160.2	147.5	318.4	317.9
Loss From Operations	(9.6)	(4.2)	(5.9)	(5.0)
Other income, net:
Interest income	1.5	0.8	2.9	1.8
Interest expense	(0.2)	(0.2)	(0.4)	(0.4)
Other losses, net	—	—	(0.1)	(0.1)
Total other income, net	1.3	0.6	2.4	1.3
Loss before income taxes	(8.3)	(3.6)	(3.5)	(3.7)
Income tax provision	1.1	7.1	4.8	5.3
Net Loss	$(9.4)	$(10.7)	$(8.3)	$(9.0)

Net Loss Per Share Attributable to Common Stockholders
Basic	$(0.12)	$(0.14)	$(0.11)	$(0.12)
Diluted	$(0.12)	$(0.14)	$(0.11)	$(0.12)

Weighted-average Shares Used in Computing Net Loss Per Share Attributable to Common Stockholders
Basic	77.9	76.8	77.5	76.3
Diluted	77.9	76.8	77.5	76.3

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net Loss	$(9.4)	$(10.7)	$(8.3)	$(9.0)
Other Comprehensive Income:
Change in foreign currency translation	0.1	0.2	—	0.5
Comprehensive Loss	$(9.3)	$(10.5)	$(8.3)	$(8.5)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7
Issuance of Class A common stock upon exercise of stock options	104	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	730	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(68)	—	(0.9)			(0.9)
Repurchase of Class A common stock	(89)	—			(1.1)	(1.1)
Stock-based compensation			11.6			11.6
Other comprehensive income				0.1		0.1
Net loss					(9.4)	(9.4)
Balance as of June 30, 2024	78,397	$—	$505.6	$(0.3)	$(125.9)	$379.4

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)	—	(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8
Issuance of Class A common stock upon exercise of stock options	66	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	674	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.2)			(0.2)
Issuance of Class A common stock under Employee Stock Purchase Plan	240	—	1.9			1.9
Repurchase of Class A common stock	(141)	—			(1.3)	(1.3)
Stock-based compensation			12.9			12.9
Other comprehensive income				0.2		0.2
Net loss					(10.7)	(10.7)
Balance as of June 30, 2023	77,525	$—	$460.5	$(0.5)	$(95.0)	$365.0
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in millions)	2024	2023
Operating Activities:
Net loss	$(8.3)	$(9.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24.1	23.9
Stock-based compensation	19.0	19.9
Deferred taxes	(0.2)	(0.3)
Non-cash lease costs	1.1	1.4
Other, net	0.3	1.2
Changes in operating assets and liabilities:
Accounts receivable	(18.4)	(6.4)
Prepaid expenses and other assets	0.2	(3.2)
Accounts payable	8.0	(1.9)
Accrued expenses and other current liabilities	8.3	(4.6)
Payment of contingent consideration	—	(14.0)
Operating lease liabilities	(1.7)	(1.5)
Other liabilities	0.5	0.9
Net cash provided by operating activities	32.9	6.4
Investing Activities:
Purchase of investment	(8.1)	—
Capitalized software development costs	(10.8)	(14.9)
Purchase of property and equipment	(0.3)	(0.4)
Net cash used in investing activities	(19.2)	(15.3)
Financing Activities:
Payment of contingent consideration	—	(16.9)
Proceeds from line of credit	—	7.5
Payments on line of credit	—	(7.5)
Proceeds from exercise of stock options	2.1	8.8
Issuance of Class A common stock under Employee Stock Purchase Plan	—	1.9
Repurchase of Class A common stock	(1.1)	(1.3)
Tax payments related to net-share settlements on restricted stock units	(1.4)	(0.5)
Net cash used in financing activities	(0.4)	(8.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase (decrease) in cash and cash equivalents	13.4	(16.8)
Cash and Cash Equivalents:
Beginning of period	100.4	83.9
End of period	$113.8	$67.1
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.9	$0.7
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$7.3	$8.3
Cash paid for interest	0.2	0.2
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.9	$1.8
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and six months ended June 30, 2023 have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2024. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.
Significant Accounting Policies—During the six months ended June 30, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. See Note 4–Significant Condensed Consolidated Balance Sheet Components for further discussion. During the six months ended June 30, 2024, there have been no other material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Credit cards	$46.1	$51.2	$96.1	$112.5
Loans	21.7	23.1	43.1	45.1
SMB products	26.1	23.7	56.5	48.9
Emerging verticals	56.7	45.3	116.8	106.4
Total revenue	$150.6	$143.3	$312.5	$312.9
During the six months ended June 30, 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, none of which was recognized during the three months ended June 30, 2024. Revenue recognized during the six months ended June 30, 2023 which was deferred as of December 31, 2022 was immaterial.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $6.5 million and $5.5 million as of June 30, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of June 30, 2024
Assets:
Cash and cash equivalents—money market funds	$79.5	$—	$—	$79.5
Certificate of deposit	—	2.1	—	2.1
	$79.5	$2.1	$—	$81.6

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2023
Assets:
Cash and cash equivalents—money market funds	$89.8	$—	$—	$89.8
Certificate of deposit	—	2.1	—	2.1
	$89.8	$2.1	$—	$91.9
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $46.0 million and $49.0 million as of June 30, 2024 and December 31, 2023, respectively. The Company capitalized $6.9 million and $13.3 million of software development costs during the three and six months ended June 30, 2024, respectively, and $9.2 million and $17.8 million during the three and six months ended June 30, 2023, respectively. The Company recorded amortization expense related to capitalized software development costs of $8.3 million and $16.3 million during the three and six months ended June 30, 2024 and $7.0 million and $13.6 million during the three and six months ended June 30, 2023, respectively.
During the six months ended June 30, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. Equity investments without readily determinable fair values are included in other assets on the Company’s condensed consolidated balance sheet, and any related gains or losses would be included in other gains (losses), net on the Company’s condensed consolidated statements of operations. Equity investments without readily determinable fair values were $8.1 million as of June 30, 2024, and there were no related changes in carrying amount or impairment during the six months ended June 30, 2024.

Accrued expenses and other current liabilities include operating lease liabilities of $3.4 million as of both June 30, 2024 and December 31, 2023.
Other liabilities—noncurrent includes operating lease liabilities of $4.4 million and $6.2 million as of June 30, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. During the three months ended June 30, 2024, the Company entered into an amendment, that has not yet commenced, of an operating lease for office space, with total future lease payments of approximately $5 million that are not yet recorded on the Company’s condensed consolidated balance sheet. This lease amendment is expected to commence in 2025 (upon availability of the office space) with an expected lease term of approximately five years. As of June 30, 2024, there were no other material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of June 30, 2024 or December 31, 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Stockholders’ Equity
Share Repurchase Plans—On May 2, 2023, the Company announced that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of the Company’s Class A common stock and, following the Company’s utilization of that share repurchase authorization, the Company announced on October 26, 2023 that its Board of Directors approved a share repurchase authorization under which the Company may repurchase up to an additional $30 million of the Company’s Class A common stock (collectively, the Repurchase Plans). The Company repurchased 0.1 million shares of Class A common stock for $1.1 million, including costs associated with the repurchases, during the three and six months ended June 30, 2024, and 0.1 million shares for $1.3 million during the three and six months ended June 30, 2023. The remaining share repurchase authorization under the Repurchase Plans is $28.9 million as of June 30, 2024.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	4,112	$10.84	6.3	$18.7
Granted[1]	220	$15.73
Exercised	(380)	$5.62
Cancelled/forfeited	(69)	$12.86
Balance as of June 30, 2024[1]	3,883	$11.59	6.2	$14.7
Vested and exercisable as of June 30, 2024	2,910	$11.14	5.7	$12.2
______________
(1)Represents 0.2 million of target award stock options with both service-based and performance-based conditions.
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2024 was $9.08 per share. The aggregate intrinsic value of options exercised was $3.8 million for the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company granted 0.2 million of target award stock options with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based stock options are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based stock options are also subject to service-based vesting over a period of three years.
For the six months ended June 30, 2024, the per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

Six Months Ended June 30, 2024
Expected volatility	58.1%
Expected term (in years)	5.9
Expected dividend yield	0%
Risk-free interest rate	4.2%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

There were no stock options granted for the six months ended June 30, 2023.
Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2023[1]	6,788	$12.42
Granted[2]	2,040	$14.72
Vested	(1,259)	$13.70
Forfeited[1]	(683)	$15.34
Nonvested as of June 30, 2024[2]	6,886	$12.58
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
(2)Includes 0.1 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $19.1 million during the six months ended June 30, 2024.
During the six months ended June 30, 2024, the Company granted 0.1 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based RSUs are also subject to service-based vesting over a period of three years.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2024. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.2 million during the three and six months ended June 30, 2024, which relates to the ESPP purchase period which began on May 1, 2024. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $1.0 million and $2.0 million during the three and six months ended June 30, 2023.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Research and development	$3.1	$3.1	$5.7	$5.5
Sales and marketing	2.8	3.9	5.3	7.2
General and administrative	4.4	4.3	8.0	7.2
Total stock-based compensation	$10.3	$11.3	$19.0	$19.9
In addition, stock-based compensation capitalized related to software development costs was $1.3 million and $1.6 million during the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $3.1 million during the six months ended June 30, 2024 and 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7.Income Taxes
Beginning with the three months ended June 30, 2023, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and six months ended June 30, 2024.
The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of June 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Loss Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net loss attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(9.4)	$(10.7)	$(8.3)	$(9.0)
Denominator:
Weighted-average shares of common stock—basic and diluted	77.9	76.8	77.5	76.3
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.14)	$(0.11)	$(0.12)
Diluted	$(0.12)	$(0.14)	$(0.11)	$(0.12)
The following common stock equivalents were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Shares subject to outstanding stock options and restricted stock units	7.8	9.9	6.8	8.7
ESPP	0.2	0.5	0.1	0.4
9.Subsequent Event
On July 30, 2024, the Company committed to a restructuring plan, effective August 1, 2024, intended to reduce the Company’s operating expenses and better position the Company to execute its long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan will reduce the size of the Company’s workforce by approximately 15% of its full-time employees, as compared to its headcount as of December 31, 2023. The Company expects to incur a total estimated pre-tax restructuring charge of approximately $8 million to $10 million for the year ended December 31, 2024 in connection with the Restructuring Plan, with most of these charges expected to occur in the third quarter of 2024.

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
Restructuring Plan
On July 30, 2024, we committed to a restructuring plan, effective August 1, 2024, intended to reduce our operating expenses and better position us to execute our long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan will reduce the size of our workforce by approximately 15% of our full-time employees, as compared to our headcount as of December 31, 2023. We expect to incur a total estimated pre-tax restructuring charge of approximately $8 million to $10 million for the year ended December 31, 2024 in connection with the Restructuring Plan, with most of these charges expected to occur in the third quarter of 2024. We expect to realize approximately $30 million of annualized cost savings as a result of the Restructuring Plan.
The charges that we expect to incur and the savings we expect to realize are subject to several assumptions, including, but not limited to, compliance with legal requirements in various jurisdictions, the impact of the workforce reduction on our business results of operations, and future investment opportunities. Actual results may differ materially from the estimates disclosed above.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 23 million and 26 million average MUUs for the three and six months ended June 30, 2024, which was up 7% and 16% compared to the three and six months ended June 30, 2023, respectively. We saw strong engagement in areas such as travel products, investing and insurance. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior and our strategic marketing decisions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$150.6	$143.3	$312.5	$312.9
Costs and expenses:
Cost of revenue	14.9	13.1	29.1	26.9
Research and development[1]	22.7	20.0	43.4	39.5
Sales and marketing[1]	106.1	98.8	214.0	220.5
General and administrative[1]	16.5	15.6	31.9	31.0
Total costs and expenses	160.2	147.5	318.4	317.9
Loss from operations	(9.6)	(4.2)	(5.9)	(5.0)
Other income, net:
Interest income	1.5	0.8	2.9	1.8
Interest expense	(0.2)	(0.2)	(0.4)	(0.4)
Other losses, net	—	—	(0.1)	(0.1)
Total other income, net	1.3	0.6	2.4	1.3
Loss before income taxes	(8.3)	(3.6)	(3.5)	(3.7)
Income tax provision	1.1	7.1	4.8	5.3
Net loss	$(9.4)	$(10.7)	$(8.3)	$(9.0)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Research and development	$3.1	$3.1	$5.7	$5.5
Sales and marketing	2.8	3.9	5.3	7.2
General and administrative	4.4	4.3	8.0	7.2
Total stock-based compensation	$10.3	$11.3	$19.0	$19.9

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	10	9	9	9
Research and development	15	14	14	13
Sales and marketing	70	69	69	70
General and administrative	11	11	10	10
Total costs and expenses	106	103	102	102
Loss from operations	(6)	(3)	(2)	(2)
Other income, net:
Interest income	1	1	1	1
Interest expense	—	—	—	—
Other losses, net	—	—	—	—
Total other income, net	1	1	1	1
Loss before income taxes	(5)	(2)	(1)	(1)
Income tax provision	1	5	2	2
Net loss	(6%)	(7%)	(3%)	(3%)
Loss from operations increased $5.4 million, or 129%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a $7.3 million increase in revenue was more than offset by a $12.7 million increase in operating expenses, primarily attributable to increases of $7.3 million in sales and marketing expenses and $2.7 million in research and development expenses. Loss from operations increased $0.9 million, or 17% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting a $0.4 million decrease in revenue and a $0.5 million increase in operating expenses, as a $6.5 million decrease in sales and marketing expenses was more than offset by increases in other operating expenses.
Net loss decreased $1.3 million, or 12%, and $0.7 million, or 8%, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, as the increases of $5.4 million and $0.9 million in loss from operations were more than offset by decreases in income tax provision of $6.0 million and $0.5 million, respectively, and increases of $0.7 million and $1.1 million, respectively, in interest income.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Credit cards	$46.1	$51.2	$(5.1)	(10%)	$96.1	$112.5	$(16.4)	(15%)
Loans	21.7	23.1	(1.4)	(6%)	43.1	45.1	(2.0)	(5%)
SMB products	26.1	23.7	2.4	10%	56.5	48.9	7.6	16%
Emerging verticals	56.7	45.3	11.4	25%	116.8	106.4	10.4	10%
Total revenue	$150.6	$143.3	$7.3	5%	$312.5	$312.9	$(0.4)	(0%)
Revenue increased $7.3 million, or 5%, for the three months ended June 30, 2024, and decreased $0.4 million, for the six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, reflecting the net impact of lower credit cards and loans revenue, offset by growth in emerging verticals and SMB products revenue.
Credit cards revenue consists of revenue from consumer credit cards. Credit cards revenue decreased $5.1 million, or 10%, and $16.4 million, or 15%, for the three and six months ended June 30, 2024, respectively, primarily due to reduced marketing spending by our financial services partners amidst a combination of continued cautious underwriting and heightened balance sheet conservatism.

Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Loans revenue decreased $1.4 million, or 6%, and $2.0 million, or 5%, for the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2024 was primarily due to a 17% decrease in personal loans revenue, as we continue to work through a tight underwriting environment while improving our near-prime matching and partner coverage, partially offset by increases of 7% in mortgages revenue and 33% in student loans revenue. The decrease for the six months ended June 30, 2024 was primarily due to decreases of 5% in personal loans revenue and 4% in mortgages revenue.
SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. SMB products revenue increased $2.4 million, or 10%, and $7.6 million, or 16%, for the three and six months ended June 30, 2024, respectively, primarily driven by revenue growth in products such as business credit cards and loan renewals, as we continue to scale our product offerings, partially offset by decreases in business loan originations.
Emerging verticals revenue includes revenue from other product sources, including banking, insurance, investing and international. Emerging verticals revenue increased $11.4 million, or 25%, and $10.4 million, or 10%, for the three and six months ended June 30, 2024, respectively, primarily due to increases of 196% and 67% in insurance products revenue as carriers expanded budgets, partially offset by decreases of 26% and 17% in banking revenue as consumer demand for banking products continued to moderate.
Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$14.9	$13.1	$1.8	14%	$29.1	$26.9	$2.2	8%
Research and development	22.7	20.0	2.7	13%	43.4	39.5	3.9	10%
Sales and marketing	106.1	98.8	7.3	7%	214.0	220.5	(6.5)	(3%)
General and administrative	16.5	15.6	0.9	6%	31.9	31.0	0.9	3%
Total costs and expenses	$160.2	$147.5	$12.7	9%	$318.4	$317.9	$0.5	0%
Cost of revenue
Cost of revenue increased $1.8 million, or 14%, and $2.2 million, or 8%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily due to increases of $1.3 million and $2.6 million in amortization expense related to capitalized software development costs and $0.8 million and $0.3 million primarily related to third-party service charges, partially offset by decreases of $0.5 million and $1.0 million in amortization expense related to intangible assets.
Research and development expense
Research and development expenses increased $2.7 million, or 13%, and $3.9 million, or 10%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily attributable to increases of $2.1 million and $3.5 million in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth and key platform capabilities, and $0.7 million and $0.6 million in software and technology costs related to our platform.
Sales and marketing expense
For the three and six months ended June 30, 2024, our total sales and marketing expense was comprised of approximately 18% and 21% for brand marketing, respectively, and 56% and 53% for performance marketing, respectively, with the remainder for organic and other marketing expenses. For the three and six months ended June 30, 2023, our total sales and marketing expense was comprised of approximately 21% and 27% for brand marketing, respectively, and 50% and 48% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $7.3 million, or 7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a $10.1 million increase in performance marketing expenses was partially offset by decreases of $1.7 million in brand marketing expenses and $1.1 million in organic and other marketing expenses primarily due to lower personnel-related costs. Sales and marketing expenses decreased $6.5 million, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as decreases of $13.3 million in brand marketing expenses and $2.1 million in organic and other marketing expenses primarily due to lower personnel-related costs, were partially offset by an $8.9 million increase in performance marketing expenses.

Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$1.5	$0.8	$0.7	98%	$2.9	$1.8	$1.1	61%
Interest expense	(0.2)	(0.2)	—	13%	(0.4)	(0.4)	—	4%
Other losses, net	—	—	—	NM	(0.1)	(0.1)	—	16%
Total other income, net	$1.3	$0.6	$0.7	112%	$2.4	$1.3	$1.1	82%
Other income, net increased $0.7 million or 112%, and $1.1 million, or 82%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively, primarily attributable to higher interest income reflecting higher interest rates and average cash balances.
Income tax provision
Beginning with the three months ended June 30, 2023, our tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. Our tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended June 30, 2024.
We had income tax provisions of $1.1 million and $4.8 million for the three and six months ended June 30, 2024, respectively, and $7.1 million and $5.3 million for the three and six months ended June 30, 2023, respectively. Our effective tax rate was (13.7%) and (138.6%) for the three and six months ended June 30, 2024, and (200.4%) and (144.0%) for the three and six months ended June 30, 2023. Our effective tax rate for the three and six months ended June 30, 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits. Our effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to capitalization of research and development expenses under tax regulations effective in 2022, a full valuation allowance recorded against our net U.S. deferred tax assets, and excess tax benefits related to stock-based compensation.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of June 30, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change. Given our current earnings projections, sufficient positive evidence may become available for us to release all, or a portion, of the valuation allowance within the next six months. However, the timing and amounts of such valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

Non-GAAP Financial Measures
Non-GAAP operating income (loss) and adjusted EBITDA as we define them may not be comparable to similarly titled measures used by other companies. Because of these limitations, you should consider non-GAAP operating income (loss) and adjusted EBITDA alongside other financial performance measures, including loss from operations, net loss and our other GAAP results.
We compensate for these limitations by reconciling non-GAAP operating income (loss) to loss from operations, and adjusted EBITDA to net loss, the most comparable GAAP financial measures, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Loss from operations	$(9.6)	$(4.2)	$(5.9)	$(5.0)
Depreciation and amortization	12.2	12.2	24.1	23.9
Acquisition-related retention	1.3	1.4	2.5	2.8
Acquisition-related expenses	0.1	—	0.1	—
Capitalized internally developed software costs	(6.7)	(8.9)	(12.9)	(17.4)
Non-GAAP operating income (loss)	$(2.7)	$0.5	$7.9	$4.3

Operating loss margin	(6%)	(3%)	(2%)	(2%)
Non-GAAP operating income (loss) margin[1]	(2%)	0%	3%	1%

Net loss	$(9.4)	$(10.7)	$(8.3)	$(9.0)
Depreciation and amortization	12.2	12.2	24.1	23.9
Stock-based compensation	10.3	11.3	19.0	19.9
Acquisition-related retention	1.3	1.4	2.5	2.8
Acquisition-related expenses	0.1	—	0.1	—
Interest income, net	(1.3)	(0.6)	(2.5)	(1.4)
Other losses, net	—	—	0.1	0.1
Income tax provision	1.1	7.1	4.8	5.3
Adjusted EBITDA	$14.3	$20.7	$39.8	$41.6
Stock-based compensation	(10.3)	(11.3)	(19.0)	(19.9)
Capitalized internally developed software costs	(6.7)	(8.9)	(12.9)	(17.4)
Non-GAAP operating income (loss)	$(2.7)	$0.5	$7.9	$4.3

Net loss margin	(6%)	(7%)	(3%)	(3%)
Adjusted EBITDA margin[2]	10%	14%	13%	13%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in loss from operations and net loss for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
We had a non-GAAP operating loss of $2.7 million for the three months ended June 30, 2024, as compared to non-GAAP operating income of $0.5 million for the three months ended June 30, 2023, with the change primarily due to a $5.4 million increase in loss from operations, partially offset by a $2.2 million decrease in capitalized internally developed software costs. Non-GAAP operating income increased $3.6 million, or 82%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a $0.9 million increase in loss from operations was more than offset by a $4.5 million decrease in capitalized internally developed software costs.

Adjusted EBITDA decreased $6.4 million, or 31%, and $1.8 million, or 4%, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. The decreases were primarily attributable to decreases in adjustments to reconcile adjusted EBITDA to net loss, including decreases of $6.0 million and $0.5 million in income tax provision, $1.0 million and $0.9 million for stock-based compensation, and $0.7 million and $1.1 million for interest income, net. These decreases were partially offset by decreases of $1.3 million and $0.7 million in net loss.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from June 30, 2024) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $113.8 million and $100.4 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of June 30, 2024 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the six months ended June 30, 2024, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023 that our Board of Directors approved a share repurchase authorization under which we may repurchase up to an additional $30 million of our Class A common stock (collectively, the Repurchase Plans). Subject to market conditions and other factors, the Repurchase Plans are intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Plans, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Plans do not have fixed expiration dates and do not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Plans are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Plans are retired. We expect to fund repurchases with existing cash and cash equivalents. We repurchased 0.1 million shares of Class A common stock for $1.1 million, including costs associated with the repurchases, during the six months ended June 30, 2024.

We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of June 30, 2024 or December 31, 2023. The available amount to borrow under our Credit Agreement was $123.7 million at both June 30, 2024 and December 31, 2023, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.3 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of June 30, 2024 and December 31, 2023.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$32.9	$6.4
Net cash used in investing activities	(19.2)	(15.3)
Net cash used in financing activities	(0.4)	(8.0)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase (decrease) in cash and cash equivalents	$13.4	$(16.8)
Operating activities
Net cash provided by operating activities increased $26.5 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a $27.6 million decrease in net cash outflow from changes in operating assets and liabilities was partially offset by decreases of $1.8 million in non-cash charges and $0.7 million in net loss. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to a $14.0 million payment in the six months ended June 30, 2023 for contingent consideration in excess of the amounts recorded at the acquisition date, as well as decreases of $12.9 million in accrued expenses and other current liabilities, $9.9 million in accounts payable, and $3.4 million in prepaid expenses and other assets, partially offset by an increase of $12.0 million in accounts receivable. The decrease in non-cash charges was primarily due to decreases of $0.9 million in stock-based compensation and $0.9 million in other, net.
Investing activities
Net cash used in investing activities increased $3.9 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an $8.1 million purchase of an investment in the six months ended June 30, 2024, partially offset by a $4.1 million decrease in capitalized software development costs.
Financing activities
Net cash used in financing activities decreased $7.6 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a $16.9 million payment in the six months ended June 30, 2023 for contingent consideration recorded at the acquisition date, partially offset by a $6.7 million decrease from exercises of stock options and $1.9 million from issuance of Class A common stock under our Employee Stock Purchase Plan in the six months ended June 30, 2023.

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
During the six months ended June 30, 2024, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the six months ended June 30, 2024, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
April	83	$12.72	83	$29.0
May	6	$12.91	6	$28.9
June	—	$—	—	$28.9
Total	89		89
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	July 31, 2024	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer