Form 10-Q
period 2024-09-30
NERDWALLET, INC.
filed 2024-10-29
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 41,753,215 shares of Class A common stock and 31,685,652 shares of Class B common stock as of October 22, 2024.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the effect of macroeconomic developments, including but not limited to, inflationary pressures, the interest rate environment, tightening credit markets and general macroeconomic uncertainty on our business, results of operations, financial condition and stock price;
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
•our share repurchase plan, including expectations regarding the amount, timing and manner of repurchases made under the plan; and
•our ability to achieve expected benefits from our internal restructuring plan and workforce reduction, including expected cost savings and the expectations regarding the impact of such actions on our business, results of operations and future investment opportunities.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2024	December 31, 2023
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$71.7	$100.4
Accounts receivable—net	102.8	75.5
Prepaid expenses and other current assets	19.2	22.5
Total current assets	193.7	198.4
Property, equipment and software—net	45.3	52.6
Goodwill	111.8	111.5
Intangible assets—net	36.7	46.9
Right-of-use assets	5.4	7.2
Other assets	9.5	2.0
Total Assets	$402.4	$418.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12.4	$1.7
Accrued expenses and other current liabilities	54.1	35.6
Total current liabilities	66.5	37.3
Other liabilities—noncurrent	13.5	14.4
Total liabilities	80.0	51.7
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 74,028 and 76,940 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	519.3	483.7
Accumulated other comprehensive loss	—	(0.3)
Accumulated deficit	(196.9)	(116.5)
Total stockholders’ equity	322.4	366.9
Total Liabilities and Stockholders’ Equity	$402.4	$418.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Revenue	$191.3	$152.8	$503.8	$465.7
Costs and Expenses:
Cost of revenue	17.7	13.3	46.8	40.2
Research and development	23.0	20.7	66.4	60.2
Sales and marketing	128.1	100.6	342.1	321.1
General and administrative	15.9	14.2	47.8	45.2
Total costs and expenses	184.7	148.8	503.1	466.7
Income (Loss) From Operations	6.6	4.0	0.7	(1.0)
Other income, net:
Interest income	1.3	0.9	4.2	2.7
Interest expense	(0.1)	(0.2)	(0.5)	(0.6)
Other losses, net	—	—	(0.1)	(0.1)
Total other income, net	1.2	0.7	3.6	2.0
Income before income taxes	7.8	4.7	4.3	1.0
Income tax provision	7.7	5.2	12.5	10.5
Net Income (Loss)	$0.1	$(0.5)	$(8.2)	$(9.5)

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.00	$(0.01)	$(0.11)	$(0.12)
Diluted	$0.00	$(0.01)	$(0.11)	$(0.12)

Weighted-average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	77.4	77.5	77.5	76.7
Diluted	79.3	77.5	77.5	76.7

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net Income (Loss)	$0.1	$(0.5)	$(8.2)	$(9.5)
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.3	(0.2)	0.3	0.2
Comprehensive Income (Loss)	$0.4	$(0.7)	$(7.9)	$(9.3)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7
Issuance of Class A common stock upon exercise of stock options	104	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	730	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(68)	—	(0.9)			(0.9)
Repurchase of Class A common stock	(89)	—			(1.1)	(1.1)
Stock-based compensation			11.6			11.6
Other comprehensive income				0.1		0.1
Net loss					(9.4)	(9.4)
Balance as of June 30, 2024	78,397	$—	$505.6	$(0.3)	$(125.9)	$379.4
Issuance of Class A common stock upon exercise of stock options	430	—	3.1			3.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	981	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(28)	—	(0.3)			(0.3)
Repurchase of Class A common stock	(5,752)	—			(71.1)	(71.1)
Stock-based compensation			10.9			10.9
Other comprehensive income				0.3		0.3
Net income					0.1	0.1
Balance as of September 30, 2024	74,028	$—	$519.3	$—	$(196.9)	$322.4

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,226	—	8.4			8.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	380	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(15)	—	(0.3)			(0.3)
Stock-based compensation			10.1			10.1
Other comprehensive income				0.2		0.2
Net income					1.7	1.7
Balance as of March 31, 2023	76,711	$—	$445.5	$(0.7)	$(83.0)	$361.8
Issuance of Class A common stock upon exercise of stock options	66	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	674	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.2)			(0.2)
Issuance of Class A common stock under Employee Stock Purchase Plan	240	—	1.9			1.9
Repurchase of Class A common stock	(141)	—			(1.3)	(1.3)
Stock-based compensation			12.9			12.9
Other comprehensive income				0.2		0.2
Net loss					(10.7)	(10.7)
Balance as of June 30, 2023	77,525	$—	$460.5	$(0.5)	$(95.0)	$365.0
Issuance of Class A common stock upon exercise of stock options	51	—	0.3			0.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	657	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(30)	—	(0.2)			(0.2)
Repurchase of Class A common stock	(1,209)	—			(10.8)	(10.8)
Stock-based compensation			10.6			10.6
Other comprehensive loss				(0.2)		(0.2)
Net loss					(0.5)	(0.5)
Balance as of September 30, 2023	76,994	$—	$471.2	$(0.7)	$(106.3)	$364.2
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating Activities:
Net loss	$(8.2)	$(9.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37.0	36.0
Stock-based compensation	29.2	29.3
Deferred taxes	(0.2)	(0.4)
Non-cash lease costs	1.7	2.1
Other, net	0.3	1.2
Changes in operating assets and liabilities:
Accounts receivable	(27.3)	1.6
Prepaid expenses and other assets	3.5	(6.2)
Accounts payable	10.3	7.6
Accrued expenses and other current liabilities	16.8	(5.9)
Payment of contingent consideration	—	(14.0)
Operating lease liabilities	(2.5)	(2.3)
Other liabilities	1.3	3.0
Net cash provided by operating activities	61.9	42.5
Investing Activities:
Purchase of investment	(8.1)	—
Capitalized software development costs	(15.9)	(19.6)
Purchase of property and equipment	(0.4)	(0.5)
Net cash used in investing activities	(24.4)	(20.1)
Financing Activities:
Payment of contingent consideration	—	(16.9)
Proceeds from line of credit	—	7.5
Payments on line of credit	—	(7.5)
Payment of debt issuance costs	—	(1.1)
Proceeds from exercise of stock options	5.2	9.1
Issuance of Class A common stock under Employee Stock Purchase Plan	—	1.9
Repurchase of Class A common stock	(69.8)	(12.1)
Tax payments related to net-share settlements on restricted stock units	(1.7)	(0.7)
Net cash used in financing activities	(66.3)	(19.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase (decrease) in cash and cash equivalents	(28.7)	2.7
Cash and Cash Equivalents:
Beginning of period	100.4	83.9
End of period	$71.7	$86.6
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.7	$2.6
Repurchases of Class A common stock recorded in accrued expenses and other current liabilities	2.4	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$10.2	$11.7
Cash paid for interest	0.3	0.3

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2.9	$2.7
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and nine months ended September 30, 2023 have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2024. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.
Significant Accounting Policies—During the nine months ended September 30, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. See Note 4–Significant Condensed Consolidated Balance Sheet Components for further discussion. During the nine months ended September 30, 2024, there have been no other material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Credit cards	$45.3	$54.0	$141.4	$166.5
Loans	23.8	32.9	66.9	78.0
SMB products	27.8	24.7	84.3	73.6
Emerging verticals	94.4	41.2	211.2	147.6
Total revenue	$191.3	$152.8	$503.8	$465.7
During the nine months ended September 30, 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, all of which was recognized during the three months ended March 31, 2024. Revenue recognized during the nine months ended September 30, 2023 which was deferred as of December 31, 2022 was immaterial.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $7.6 million and $5.5 million as of September 30, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of September 30, 2024
Assets:
Cash and cash equivalents—money market funds	$25.7	$—	$—	$25.7
Certificate of deposit	—	2.2	—	2.2
	$25.7	$2.2	$—	$27.9

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2023
Assets:
Cash and cash equivalents—money market funds	$89.8	$—	$—	$89.8
Certificate of deposit	—	2.1	—	2.1
	$89.8	$2.1	$—	$91.9
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $42.7 million and $49.0 million as of September 30, 2024 and December 31, 2023, respectively. The Company capitalized $5.7 million and $19.0 million of software development costs during the three and nine months ended September 30, 2024, respectively, and $7.9 million and $25.7 million during the three and nine months ended September 30, 2023, respectively. The Company recorded amortization expense related to capitalized software development costs of $9.0 million and $25.3 million during the three and nine months ended September 30, 2024 and $7.3 million and $20.9 million during the three and nine months ended September 30, 2023, respectively.
During the nine months ended September 30, 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. Equity investments without readily determinable fair values are included in other assets on the Company’s condensed consolidated balance sheet, and any related gains or losses would be included in other gains (losses), net on the Company’s condensed consolidated statements of operations. Equity investments without readily determinable fair values were $8.1 million as of September 30, 2024, and there were no related changes in carrying amount or impairment during the nine months ended September 30, 2024.

Accrued expenses and other current liabilities include unbilled accounts payable of $42.0 million and $21.2 million, and operating lease liabilities of $2.8 million and $3.4 million, as of September 30, 2024 and December 31, 2023, respectively. Accrued expenses and other current liabilities as of September 30, 2024 also includes a liability for repurchases of Class A common stock of $2.4 million.
Other liabilities—noncurrent includes operating lease liabilities of $4.1 million and $6.2 million as of September 30, 2024 and December 31, 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit and commitments under leases. During the nine months ended September 30, 2024, the Company entered into an amendment, that has not yet commenced, of an operating lease for office space, with total future lease payments of approximately $5 million that are not yet recorded on the Company’s condensed consolidated balance sheet. This lease amendment is expected to commence in 2025 (upon availability of the office space) with an expected lease term of approximately five years. As of September 30, 2024, there were no other material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of September 30, 2024 or December 31, 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Stockholders’ Equity
Share Repurchase Program—On May 2, 2023, the Company announced that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of the Company’s Class A common stock and, following the Company’s utilization of such share repurchase authorization, the Company announced on October 26, 2023 and September 9, 2024 that its Board of Directors approved additional share repurchase authorizations under which the Company may repurchase up to an additional $30 million and $50 million, respectively, of the Company’s Class A common stock (collectively, the Repurchase Program). The Company repurchased 5.7 million and 5.8 million shares, respectively, of Class A common stock for $71.1 million and $72.2 million, respectively, including costs associated with the repurchases, during the three and nine months ended September 30, 2024, and 1.2 million and 1.3 million shares, respectively, for $10.8 million and $12.1 million, respectively, during the three and nine months ended September 30, 2023. The remaining share repurchase authorization under the Repurchase Program is $8.2 million as of September 30, 2024.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	4,112	$10.84	6.3	$18.7
Granted[1]	220	$15.73
Exercised	(810)	$6.46
Cancelled/forfeited	(77)	$12.03
Balance as of September 30, 2024[1]	3,445	$12.16	6.3	$6.8
Vested and exercisable as of September 30, 2024	2,619	$11.93	5.8	$5.6
______________
(1)Represents 0.2 million of target award stock options with both service-based and performance-based conditions.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2024 was $9.08 per share. The aggregate intrinsic value of options exercised was $7.0 million for the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company granted 0.2 million of target award stock options with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based stock options are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based stock options are also subject to service-based vesting over a period of three years.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

For the nine months ended September 30, 2024, the per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

Nine Months Ended September 30, 2024
Expected volatility	58.1%
Expected term (in years)	5.9
Expected dividend yield	0%
Risk-free interest rate	4.2%
There were no stock options granted for the nine months ended September 30, 2023.
Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2023[1]	6,788	$12.42
Granted[2]	2,112	$14.65
Vested	(2,240)	$12.67
Forfeited[1]	(1,504)	$14.20
Nonvested as of September 30, 2024[2]	5,156	$12.71
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
(2)Includes less than 0.1 million of target award RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $30.5 million during the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, the Company granted 0.1 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based RSUs are also subject to service-based vesting over a period of three years.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.8 million effective January 1, 2024. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively, which relates to the ESPP purchase period which began on May 1, 2024. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.8 million and $2.8 million during the three and nine months ended September 30, 2023, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Research and development	$3.7	$2.9	$9.4	$8.4
Sales and marketing	2.3	3.5	7.6	10.7
General and administrative	4.2	3.0	12.2	10.2
Total stock-based compensation	$10.2	$9.4	$29.2	$29.3

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

In addition, stock-based compensation capitalized related to software development costs was $0.7 million and $1.2 million during the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $4.3 million during the nine months ended September 30, 2024 and 2023, respectively.
7.Income Taxes
Beginning with the three months ended June 30, 2023, the Company’s tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. The Company’s tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three and nine months ended September 30, 2024.
The primary difference between the Company’s effective tax rate and the statutory federal income tax rate is the full valuation allowance established on the Company’s federal, state and foreign deferred tax attributes. As of September 30, 2024 and December 31, 2023, the Company recorded a full valuation allowance against these net deferred tax assets as the Company believes that it is more likely than not that the Company will not be able to fully realize such net deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Income (Loss) Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$0.1	$(0.5)	$(8.2)	$(9.5)
Denominator:
Weighted-average shares of common stock—basic	77.4	77.5	77.5	76.7
Effect of dilutive stock options and restricted stock units	1.9	—	—	—
Weighted-average shares of common stock—diluted	79.3	77.5	77.5	76.7
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.01)	$(0.11)	$(0.12)
Diluted	$0.00	$(0.01)	$(0.11)	$(0.12)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Shares subject to outstanding stock options and restricted stock units	4.6	9.7	6.7	9.0
ESPP	0.1	0.3	0.1	0.4

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9.Restructuring Plan
On July 30, 2024, the Company committed to a restructuring plan, effective August 1, 2024, intended to reduce the Company’s operating expenses and better position the Company to execute its long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan was substantially completed during the three months ended September 30, 2024, and reduced the size of the Company’s workforce by approximately 15% of its full-time employees, as compared to its headcount as of December 31, 2023. The Company incurred a pre-tax restructuring charge of $7.8 million for the three and nine months ended September 30, 2024 in connection with the Restructuring Plan, which primarily consisted of severance payments, employee benefits and related expenses for impacted employees, and is presented in the condensed consolidated statement of operations as $5.6 million of research and development expenses, $1.2 million of sales and marketing expenses and $1.0 million of general and administrative expenses.
The changes in the restructuring reserve, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet, are as follows:

(in millions)
Three and Nine Months Ended September 30, 2024	Amount
Balance as of beginning of period	$—
Charge	7.8
Cash payments	(6.0)
Stock-based compensation	(1.5)
Balance as of September 30, 2024	$0.3
10.Subsequent Events
Acquisition of Next Door Lending LLC—On October 1, 2024, the Company acquired all outstanding equity interests of Next Door Lending LLC (NDL), a mortgage brokerage, for a preliminary purchase consideration of approximately $1 million in cash. The acquisition of NDL is intended to allow the Company to provide mortgage shoppers with more hands-on guidance. Given the recent timing of the closing of this acquisition, the Company is in the process of evaluating the purchase price allocation for this acquisition.
Additionally, under the purchase agreement, certain employees of NDL could earn up to an aggregate of $3.5 million of performance-based cash earnout awards, with the value of such earnout awards to be recognized as compensation expense following the close of the acquisition through 2028, generally subject to the employees’ continued employment with the Company. The value of these cash earnout awards are excluded from the purchase consideration and accounted for separately from the business combination.
Repurchase Program—Following the Company’s utilization of the share repurchase authorization announced by the Company on September 9, 2024, the Company announced on October 29, 2024 that its Board of Directors approved a new share repurchase authorization under which the Company may repurchase up to $25 million of the Company’s Class A common stock (the October 2024 Repurchase Plan). Under the October 2024 Repurchase Plan, shares of Class A common stock may be repurchased from time to time in the open market, through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The October 2024 Repurchase Plan does not have a fixed expiration date and does not obligate the Company to acquire any specific dollar amount or number of shares. The amount and timing of repurchases under the October 2024 Repurchase Plan will be determined at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations.

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
Restructuring Plan
On July 30, 2024, we committed to a restructuring plan, effective August 1, 2024, intended to reduce our operating expenses and better position us to execute our long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan was substantially completed during the three months ended September 30, 2024 and reduced the size of our workforce by approximately 15% of our full-time employees, as compared to our headcount as of December 31, 2023. We incurred a pre-tax restructuring charge of $7.8 million for the three and nine months ended September 30, 2024 in connection with the Restructuring Plan, which primarily consisted of severance payments, employee benefits and related expenses for impacted employees, and is presented in our condensed consolidated statement of operations as $5.6 million of research and development expenses, $1.2 million of sales and marketing expenses and $1.0 million of general and administrative expenses. We expect to realize approximately $30 million of annualized cost savings as a result of the Restructuring Plan.
The charges that we have incurred and the savings we expect to realize are subject to several assumptions, including, but not limited to, compliance with legal requirements in various jurisdictions, the impact of the workforce reduction on our business results of operations, and future investment opportunities. Actual results may differ materially from the estimates disclosed above.
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
Monthly Unique Users
We define a Monthly Unique User (MUU) as a unique user with at least one session in a given month as determined by a unique device identifier. We measure MUUs during a time period longer than one month by averaging the MUUs of each month within that period. We track MUUs to frame the number of users who may transact with our financial services partners on our platform during a given period. We had 22 million and 25 million average MUUs for the three and nine months ended September 30, 2024, which was down 7% and up 9% compared to the three and nine months ended September 30, 2023, respectively. We saw broad pressure from organic traffic declines partially offset by strong engagement in areas such as investing and insurance for the three months ended September 30, 2024, and saw strong engagement in areas such as investing, travel products and insurance for the nine months ended September 30, 2024. While we expect MUUs to grow over time, the metric may fluctuate from period to period based on economic conditions, trends in consumer behavior and our strategic marketing decisions.

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
Non-GAAP operating income (loss): We define non-GAAP operating income (loss) as income (loss) from operations adjusted to exclude depreciation and amortization, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) acquisition-related costs, and (6) restructuring charges. We also reduce income from operations, or increase loss from operations, for capitalized internally developed software costs.
Adjusted EBITDA: We define adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, and provision (benefit) for income taxes, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, (6) acquisition-related costs, and (7) restructuring charges.
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
•Non-GAAP operating income (loss) and adjusted EBITDA exclude restructuring charges primarily consisting of severance payments, employee benefits, and related expenses for impacted employees associated with our Restructuring Plan;
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$191.3	$152.8	$503.8	$465.7
Costs and expenses:
Cost of revenue	17.7	13.3	46.8	40.2
Research and development[1]	23.0	20.7	66.4	60.2
Sales and marketing[1]	128.1	100.6	342.1	321.1
General and administrative[1]	15.9	14.2	47.8	45.2
Total costs and expenses	184.7	148.8	503.1	466.7
Income (loss) from operations	6.6	4.0	0.7	(1.0)
Other income, net:
Interest income	1.3	0.9	4.2	2.7
Interest expense	(0.1)	(0.2)	(0.5)	(0.6)
Other losses, net	—	—	(0.1)	(0.1)
Total other income, net	1.2	0.7	3.6	2.0
Income before income taxes	7.8	4.7	4.3	1.0
Income tax provision	7.7	5.2	12.5	10.5
Net income (loss)	$0.1	$(0.5)	$(8.2)	$(9.5)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Research and development	$3.7	$2.9	$9.4	$8.4
Sales and marketing	2.3	3.5	7.6	10.7
General and administrative	4.2	3.0	12.2	10.2
Total stock-based compensation	$10.2	$9.4	$29.2	$29.3

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	10	9	9	8
Research and development	12	13	13	13
Sales and marketing	67	66	68	69
General and administrative	8	9	10	10
Total costs and expenses	97	97	100	100
Income (loss) from operations	3	3	—	—
Other income, net:
Interest income	1	—	1	—
Interest expense	—	—	—	—
Other losses, net	—	—	—	—
Total other income, net	1	—	1	—
Income before income taxes	4	3	1	—
Income tax provision	4	3	3	2
Net income (loss)	—%	—%	(2%)	(2%)
Income from operations increased $2.6 million, or 64%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as a $38.5 million increase in revenue was partially offset by a $35.9 million increase in operating expenses, primarily attributable to increases of $27.5 million in sales and marketing expenses and $4.4 million in cost of revenue. We had income from operations of $0.7 million for the nine months ended September 30, 2024, as compared to a loss from operations of $1.0 million for the nine months ended September 30, 2023, reflecting a $38.1 million increase in revenue partially offset by a $36.4 million increase in operating expenses, primarily attributable to increases of $21.0 million in sales and marketing expenses, $6.6 million in cost of revenue, and $6.2 million in research and development expenses.
We had net income of $0.1 million for the three months ended September 30, 2024, as compared to a net loss of $0.5 million for the three months ended September 30, 2023, while net loss decreased $1.3 million, or 14%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, with the changes primarily attributable to the $2.6 million increase in income from operations for the three months ended September 30, 2024 and the impact of income from operations of $0.7 million for the nine months ended September 30, 2024 as compared to a loss from operations of $1.0 million for the nine months ended September 30, 2023, and increases in interest income of $0.4 million and $1.5 million, respectively, partially offset by increases in income tax provision of $2.5 million and $2.0 million, respectively.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Credit cards	$45.3	$54.0	$(8.7)	(16%)	$141.4	$166.5	$(25.1)	(15%)
Loans	23.8	32.9	(9.1)	(28%)	66.9	78.0	(11.1)	(14%)
SMB products	27.8	24.7	3.1	12%	84.3	73.6	10.7	14%
Emerging verticals	94.4	41.2	53.2	129%	211.2	147.6	63.6	43%
Total revenue	$191.3	$152.8	$38.5	25%	$503.8	$465.7	$38.1	8%
Revenue increased $38.5 million, or 25%, and $38.1 million, or 8%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, reflecting growth in emerging verticals and SMB products revenue, partially offset by lower credit cards and loans revenue.

Credit cards revenue consists of revenue from consumer credit cards. Credit cards revenue decreased $8.7 million, or 16%, and $25.1 million, or 15%, for the three and nine months ended September 30, 2024, respectively, primarily due to pressures in organic search traffic and reduced marketing spending by our financial services partners amidst a cautious underwriting environment.
Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Loans revenue decreased $9.1 million, or 28%, and $11.1 million, or 14%, for the three and nine months ended September 30, 2024, respectively, primarily due to decreases of 49% and 26% in personal loans revenue as we continue to work through a high interest rate environment.
SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. SMB products revenue increased $3.1 million, or 12%, and $10.7 million, or 14%, for the three and nine months ended September 30, 2024, respectively, primarily driven by revenue growth in products such as business credit cards, banking and loan renewals, as we continue to scale our product offerings, partially offset by decreases in business loan originations.
Emerging verticals revenue includes revenue from other product sources, including banking, insurance, investing and international. Emerging verticals revenue increased $53.2 million, or 129%, and $63.6 million, or 43%, for the three and nine months ended September 30, 2024, respectively, primarily driven by strong increases of 916% and 222% in insurance products revenue as carriers expanded budgets, partially offset by decreases of 26% and 20% in banking revenue as consumer demand for banking products continued to moderate.
Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$17.7	$13.3	$4.4	33%	$46.8	$40.2	$6.6	17%
Research and development	23.0	20.7	2.3	11%	66.4	60.2	6.2	10%
Sales and marketing	128.1	100.6	27.5	27%	342.1	321.1	21.0	7%
General and administrative	15.9	14.2	1.7	13%	47.8	45.2	2.6	6%
Total costs and expenses	$184.7	$148.8	$35.9	24%	$503.1	$466.7	$36.4	8%
Cost of revenue
Cost of revenue increased $4.4 million, or 33%, and $6.6 million, or 17%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, primarily due to increases of $1.7 million and $4.4 million in amortization expense related to capitalized software development costs and $3.0 million and $3.3 million primarily related to third-party service charges, partially offset by decreases of $0.5 million and $1.5 million in amortization expense related to intangible assets.
Research and development expense
Research and development expenses increased $2.3 million, or 11%, and $6.2 million, or 10%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, primarily attributable to a $5.6 million restructuring charge as well as increases of $0.7 million and $1.3 million in software and technology costs related to our platform, respectively. These increases for the three months ended September 30, 2024 were partially offset by a $3.3 million decrease in personnel-related costs for our engineering, data, and product management personnel and contractors to support our continued growth and key platform capabilities.
Sales and marketing expense
For the three and nine months ended September 30, 2024, our total sales and marketing expense was comprised of approximately 9% and 17% for brand marketing, respectively, and 72% and 60% for performance marketing, respectively, with the remainder for organic and other marketing expenses. For the three and nine months ended September 30, 2023, our total sales and marketing expense was comprised of approximately 19% and 24% for brand marketing, respectively, and 53% and 49% for performance marketing, respectively, with the remainder for organic and other marketing expenses. We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.

Sales and marketing expenses increased $27.5 million, or 27%, and $21.0 million, or 7%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, as increases of $38.4 million and $47.3 million in performance marketing expenses were partially offset by decreases of $7.5 million and $20.8 million in brand marketing expenses, and $3.4 million and $5.5 million in organic and other marketing expenses primarily due to lower personnel-related costs partially offset by a $1.2 million restructuring charge.
General and administrative expense
General and administrative expenses increased $1.7 million, or 13%, and $2.6 million, or 6%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively. The changes were primarily attributable to a $1.0 million restructuring charge as well as higher personnel-related costs mainly related to stock-based compensation.
Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$1.3	$0.9	$0.4	50%	$4.2	$2.7	$1.5	58%
Interest expense	(0.1)	(0.2)	0.1	(34%)	(0.5)	(0.6)	0.1	(10%)
Other losses, net	—	—	—	NM	(0.1)	(0.1)	—	(19%)
Total other income, net	$1.2	$0.7	$0.5	86%	$3.6	$2.0	$1.6	83%
Other income, net increased $0.5 million or 86%, and $1.6 million, or 83%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively, primarily attributable to higher interest income reflecting higher interest rates and, for the nine months ended September 30, 2024, higher average cash balances.
Income tax provision
Beginning with the three months ended June 30, 2023, our tax provision for interim periods was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting. Our tax provision for interim periods was previously determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the periods presented. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the three months ended September 30, 2024.
We had income tax provisions of $7.7 million and $12.5 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $10.5 million for the three and nine months ended September 30, 2023, respectively. Our effective tax rate was 99.2% and 290.7% for the three and nine months ended September 30, 2024, and 110.9% and 1,080.6% for the three and nine months ended September 30, 2023. Our effective tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits. Our effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to capitalization of research and development expenses under tax regulations effective in 2022, a full valuation allowance recorded against our net U.S. deferred tax assets, and excess tax benefits related to stock-based compensation.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would not be realized and recorded a valuation allowance against these net U.S. deferred tax assets as of September 30, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change. Given our current earnings projections, sufficient positive evidence may become available for us to release all, or a portion, of the valuation allowance within the next twelve months. However, the timing and amounts of such valuation allowance releases are subject to change based on the level of profitability achieved in future periods.

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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most comparable GAAP financial measures, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income (loss) from operations	$6.6	$4.0	$0.7	$(1.0)
Depreciation and amortization	12.9	12.1	37.0	36.0
Acquisition-related retention	0.8	1.2	3.3	4.0
Acquisition-related expenses	0.5	—	0.6	—
Restructuring	7.8	—	7.8	—
Capitalized internally developed software costs	(5.7)	(7.8)	(18.6)	(25.2)
Non-GAAP operating income	$22.9	$9.5	$30.8	$13.8

Operating income (loss) margin	3%	3%	0%	(0%)
Non-GAAP operating income margin[1]	12%	6%	6%	3%

Net income (loss)	$0.1	$(0.5)	$(8.2)	$(9.5)
Depreciation and amortization	12.9	12.1	37.0	36.0
Stock-based compensation	8.7	9.4	27.7	29.3
Acquisition-related retention	0.8	1.2	3.3	4.0
Acquisition-related expenses	0.5	—	0.6	—
Restructuring	7.8	—	7.8	—
Interest income, net	(1.2)	(0.7)	(3.7)	(2.1)
Other losses, net	—	—	0.1	0.1
Income tax provision	7.7	5.2	12.5	10.5
Adjusted EBITDA	$37.3	$26.7	$77.1	$68.3
Stock-based compensation	(8.7)	(9.4)	(27.7)	(29.3)
Capitalized internally developed software costs	(5.7)	(7.8)	(18.6)	(25.2)
Non-GAAP operating income	$22.9	$9.5	$30.8	$13.8

Net income (loss) margin	0%	(0%)	(2%)	(2%)
Adjusted EBITDA margin[2]	19%	18%	15%	15%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income (loss) from operations and net income (loss) for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
Non-GAAP operating income increased $13.4 million, or 138%, and $17.0 million, or 120%, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to a $2.6 million increase in income from operations for the three months ended September 30, 2024, and the impact of income from operations of $0.7 million for the nine months ended September 30, 2024 as compared to a loss from operations of $1.0 million for the nine months ended September 30, 2023, along with $7.8 million of restructuring charges for the three and nine months ended September 30, 2024, and decreases of $2.1 million and $6.6 million in capitalized internally developed software costs.

Adjusted EBITDA increased $10.6 million, or 39%, and $8.8 million, or 13%, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. The increases were primarily attributable to increases in adjustments to reconcile adjusted EBITDA to net income (loss), including $7.8 million of restructuring charges for the three and nine months ended September 30, 2024 and increases of $2.5 million and $2.0 million in income tax provision. These increases also include net income of $0.1 million for the three months ended September 30, 2024, as compared to a net loss of $0.5 million for the three months ended September 30, 2023, and a $1.3 million decrease in net loss for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from September 30, 2024) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, sales of our common stock, and borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $71.7 million and $100.4 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of September 30, 2024 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. As of September 30, 2024, amounts to be spent under non-cancellable purchase obligations were $3.2 million in the remainder of 2024, and approximately $17 million in 2025 and $9 million in 2026.
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

We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of such share repurchase authorization, we announced on October 26, 2023 and September 9, 2024 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million and $50 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Programs are retired. We expect to fund repurchases with existing cash and cash equivalents. We repurchased 5.8 million shares of Class A common stock for $72.2 million, including costs associated with the repurchases, during the nine months ended September 30, 2024.

We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. On October 1, 2024, we entered into an amendment to the Credit Agreement which, among other things, permits us to acquire an unrestricted subsidiary and/or to invest up to an aggregate of $15 million in unrestricted subsidiaries in any fiscal year, subject to standard provisions and limitations for unrestricted subsidiaries. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of September 30, 2024 or December 31, 2023. The available amount to borrow under our Credit Agreement was $123.7 million at both September 30, 2024 and December 31, 2023, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.3 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2024 and December 31, 2023.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$61.9	$42.5
Net cash used in investing activities	(24.4)	(20.1)
Net cash used in financing activities	(66.3)	(19.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net increase (decrease) in cash and cash equivalents	$(28.7)	$2.7
Operating activities
Net cash provided by operating activities increased $19.4 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as decreases of $18.3 million in net cash outflow from changes in operating assets and liabilities and $1.3 million in net loss was partially offset by a $0.2 million decrease in non-cash charges. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to a $14.0 million payment in the nine months ended September 30, 2023 for contingent consideration in excess of the amounts recorded at the acquisition date, and decreases of $22.7 million in accrued expenses and other current liabilities and $9.7 million in prepaid expenses and other assets, partially offset by a $28.9 million decrease in accounts receivable. The decrease in non-cash charges was primarily due to decreases of $0.9 million in other, net and $0.4 million in non-cash lease costs, partially offset by a $1.0 million increase in depreciation and amortization.
Investing activities
Net cash used in investing activities increased $4.3 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an $8.1 million purchase of an investment in the nine months ended September 30, 2024, partially offset by a $3.7 million decrease in capitalized software development costs.
Financing activities
Net cash used in financing activities increased $46.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a $57.7 million increase in repurchases of Class A common stock and a $3.9 million decrease from exercises of stock options, partially offset by a $16.9 million payment in the nine months ended September 30, 2023 for contingent consideration recorded at the acquisition date.

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
During the nine months ended September 30, 2024, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the nine months ended September 30, 2024, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
July	—	$—	—	$28.9
August	2,122	$11.89	2,122	$3.7
September	3,630	$12.64	3,630	$8.2
Total	5,752		5,752
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of such share repurchase authorization, we announced on October 26, 2023, September 9, 2024, and October 29, 2024 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million, and $25 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market, through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate us to acquire any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as noted below.
On September 11, 2024, The Yount Family Revocable Trust, of which Sam Yount, Chief Business Officer, is trustee, modified a Rule 10b5-1 trading plan originally adopted on February 20, 2024. The plan, as modified, provides for the potential sale of up to 931,097 shares of Class A common stock and is set to expire on December 12, 2025.

On September 11, 2024, Bearman LLC, of which Sam Yount, Chief Business Officer, is the sole member, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 603,154 shares of Class A common stock, set to expire on December 12, 2025.

On September 11, 2024, The SMB Charitable Remainder Trust, of which Sam Yount, Chief Business Officer, is trustee, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 137,080 shares of Class A common stock, set to expire on December 12, 2025.

On September 11, 2024, The Margaret Yount Charitable Remainder Trust, of which Sam Yount, Chief Business Officer, is trustee, providing for the potential sale of up to 137,080 shares of Class  A common stock, set to expire on December 12, 2025.

On September 12, 2024, Lauren StClair, Chief Financial Officer, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 72,836 shares of Class A common stock, set to expire on October 31, 2025.
Departure of Chief Financial Officer and Appointment of Interim Chief Financial Officer
On October 25, 2024, Lauren StClair, the Company’s Chief Financial Officer, notified the Company of her decision to resign, effective March 7, 2025, to pursue other opportunities. Ms. StClair’s resignation was not due to any disagreement with the Company on any matters relating to its operations, policies, or practices. The Company has commenced a search for a successor to Ms. StClair as Chief Financial Officer.
Upon the effectiveness of Ms. StClair’s resignation as our Chief Financial Officer, the Company’s board of directors expects to appoint Nicholas Tatum to serve as Chief Financial Officer on an interim basis, unless Ms. StClair's successor is appointed before March 7, 2025. Mr. Tatum, age 40, is currently the Company’s Vice President, Corporate Controller, a role he has held since August 2022. While acting as interim Chief Financial Officer, Mr. Tatum will serve as the Company’s principal financial officer and principal accounting officer. From January 2015 to August 2022, Mr. Tatum served in various roles at Under Armour, Inc., including most recently the Senior Director, Corporate and Global Accounting. From September 2013 to January 2015, Mr. Tatum served as Director, Financial Reporting at Millennial Media. Prior to that, Mr. Tatum held various roles with PricewaterhouseCoopers. Mr. Tatum holds a Bachelor of Science degree from the University of Maryland.
There are no arrangements between Mr. Tatum and any other persons pursuant to which he will be appointed to serve as our interim Chief Financial Officer. There are no family relationships between Mr. Tatum and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1	Limited Consent and Second Amendment to Credit Agreement dated October 1, 2024, by and among NerdWallet, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	October 29, 2024	By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer