Form 10-K
period 2024-12-31
NERDWALLET, INC.
filed 2025-02-19
CIK 1625278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $570 million based upon the closing price of such shares on the Nasdaq Global Market on such date.
The registrant had outstanding 42,422,181 shares of Class A common stock and 31,685,652 shares of Class B common stock as of February 14, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve significant risks and uncertainties. Except for statements of historical facts, all statements contained in this Annual Report are forward-looking. These statements often contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or similar terms, including their negatives. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of macroeconomic developments, including inflation, interest rates, credit market conditions and overall economic uncertainty on our business, operating results, financial condition, and stock price;
•our expectations regarding our future financial and operational performance, including total revenue, cost of revenue, non-GAAP operating income (loss) and adjusted EBITDA;
•our ability to grow traffic and user engagement on our platform;
•expected returns on marketing investments and brand campaigns;
•consumer demand for the products on our platform;
•our ability to increase user registrations and improve repeat usage rates;
•conversion of consumers into matches with financial services partners;
•expansion within existing and new verticals;
•geographic expansion;
•maintaining and expanding relationships with financial services partners and identifying new financial services partners;
•developing efficient and scalable technical capabilities to provide personalized guidance and engage users;
•enhancing brand awareness and consumer trust;
•producing high quality, engaging consumer resources;
•adapting to the evolving financial interests of consumers;
•competing effectively in existing and new markets;
•maintaining the security and availability of our platform;
•protecting and enhancing our intellectual property portfolio;
•attracting and retaining highly skilled, diverse talent;
•complying with laws and regulations that currently apply or may apply in the future to our business;
•the adequacy of our cash, cash equivalents, and investments to meet liquidity needs;
•managing growth, scaling infrastructure, and preserving our corporate culture;
•identifying, executing, and integrating acquisitions successfully; and
•achieving expected synergies, accretive value, and other benefits from completed acquisitions.
These forward-looking statements should not be relied upon as predictions or guarantees of future events. They are based on our current expectations, estimates, and projections regarding future events and trends that may affect our business, financial condition, and operating results. However, these expectations are subject to various risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report.
Our industry is highly competitive and rapidly evolving, and new risks and uncertainties may arise that we cannot predict. As a result, actual results, events, or circumstances may differ materially from those reflected in our forward-looking statements.

Forward-looking statements in this Annual Report speak only as of the date hereof. We undertake no obligation to update any such statements to reflect subsequent events, new information, or unexpected developments, except as required by law. These statements also do not account for potential impacts from future acquisitions, mergers, dispositions, joint ventures, or investments.

Additionally, statements that include “we believe” or similar expressions represent our beliefs and opinions as of the date of this Annual Report. While we believe the information supporting these statements is reasonable, it may be incomplete or subject to change. Investors should not interpret these statements as assurances that we have conducted an exhaustive inquiry or review of all relevant information. Given their inherent uncertainty, investors should not place undue reliance on these statements.

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
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience with millions of consumers and SMBs visiting every month. After doing research on our platform, these consumers are better informed about the financial decision they’re about to make and often primed and ready to transact. When consumers are more informed about their financial options, they make the appropriate decisions for their needs with confidence, increasing their lifetime value to financial services providers as customers. We have also received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels. Plus, as consumers’ smart money moves expand their options, they are eager to explore additional opportunities and products they are now eligible for, driving further demand for NerdWallet’s financial services partners. To meet the standards of more informed consumers, financial services providers in turn must engage in healthy competition for consumer mindshare and develop better financial products, further improving the outcomes for consumers.
Since 2009, NerdWallet has strived to provide consumers with clarity for all of their financial decisions: cutting through jargon, parsing terms and conditions, and simplifying complex ideas so consumers can make informed choices about their money and pursue lives well-spent. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2024, we published our annual Environmental, Social and Governance (ESG) report, outlining our corporate social responsibility programs, diversity, equity, and inclusion efforts, and our environmental and sustainability strategy and emissions.
Our revenue was $687.6 million and $599.4 million for 2024 and 2023, respectively, representing year-over-year growth of 15%. We generated net income of $30.4 million for 2024, as compared to a net loss of $11.8 million for 2023.

Recent Acquisition
In October 2024, we expanded our presence in the mortgage space with the acquisition of Next Door Lending LLC (NDL), a mortgage brokerage specializing in home purchase and refinancing solutions. NDL provides a wide range of loan products, including conventional, Fair Housing Authority (FHA), Department of Veterans Affairs (VA), and U.S. Department of Agriculture (USDA) home loans, designed to meet the diverse financial needs of borrowers.
As a mortgage broker, NDL focuses on personalized loan matching, helping clients navigate home financing options by evaluating creditworthiness and offering tailored guidance on loan structures. Borrowers can choose from fixed and adjustable-rate mortgages based on their financial goals.
Through NDL, we connect consumers with wholesale mortgage lenders, providing competitive rates and flexible terms. As of December 31, 2024, NDL is licensed to operate in 25 states, further strengthening our ability to serve homebuyers and homeowners nationwide.
Industry Trends in Our Favor
Many trends are transforming the way consumers and SMBs manage their finances and several of these trends accelerated in 2020 during the COVID-19 pandemic, creating tailwinds in our historical businesses.
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
Consumers Want to Know They’ve Made the Right Choice in Their Financial Lives
Consumers want to take control of their financial well-being, ensure they’re getting the right deal, understand exactly what they’re signing up for and have confidence in their decisions. This desire to understand and feel well-informed about finances is prevalent across all generations. A 2024 Experian study revealed that 66% of consumers said they'd like to expand their knowledge of credit and personal finance, with even higher percentages among Gen Z (80%) and Millennials (79%).

Our Platform
We have developed a consumer-first platform that empowers consumers and SMBs to make well-informed financial decisions at the right time and with confidence. The cornerstone of our platform is consumer trust in the independent, objective, and relevant guidance we provide, free of charge. Given it is incredibly difficult for any one person to be deeply knowledgeable across all areas of personal finance, we have an award-winning editorial team that functions as the “brains” behind our guidance. Our writers and editors, many of whom have joined us from notable publications, cover specific verticals day in and day out, and, as a result, are deeply knowledgeable about the financial areas they cover, producing high-quality guidance. The work of our editorial team as a whole is not only a key reason consumers trust our brand and turn to us for many of their financial questions, it is also the foundation of our personalized guidance and our “nudges.” The guidance developed by our editorial team is codified by our product team to create the insights surfaced across our platform. It’s through this unique combination of human-powered guidance and machine learning capabilities that we can provide consumers with high-quality and personalized insights, which help us advance toward being a trusted financial ecosystem, a single platform consumers and SMBs rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
This trusted guidance has enabled us to build a large, well-informed audience, many of whom are ready to transact. Accordingly, we have become an attractive partner for financial services providers wanting to reach these high-value consumers. Today, our platform stretches across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
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

•Acting as a Trusted Guide and Navigator, Providing Personalized Guidance. Democratizing access to financial guidance is only half of our vision; the other half is to make it frictionless for consumers to make financial decisions. We built our platform to appeal both to consumers looking to “do it themselves” and those looking for more support managing their financial well-being. We make it easy for our registered users to stay on top of their money by centralizing many of their product decisions in one place. A registered user is defined as an individual who has created an account on the NerdWallet platform, and is a standalone metric calculated independently from whether an individual accesses our platform in a given period. Consumers can get a holistic view of their finances, and home in on specific details about their spending and saving patterns across accounts. By combining insights from our award-winning editorial team with our machine learning capabilities, we are able to recommend smart money moves via contextual “nudges.” As a result, we have become a one-stop-shop for consumers to track, manage and plan their financial futures.
•Providing Comprehensive Coverage Across Major Financial Verticals. Today, we have financial services partners in a variety of financial verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We partner with hundreds of organizations, ranging from the largest financial services providers to the most disruptive startups. This comprehensive coverage shows consumers who may be seeking guidance in one area, such as credit cards, the expertise that we provide in other relevant verticals like renters insurance and deposit accounts. Our guidance, however, is not limited to areas with existing partner relationships or those that we monetize. We quickly adapt to the evolving financial interests of consumers and can easily add coverage in new areas. Throughout 2024, our Content Nerds reinforced trust by helping consumers make informed financial decisions across a variety of areas, including budgeting and spending in an inflationary environment; finding insurance coverage in a complex marketplace; and navigating the current interest rate landscape, as well as volatility in student loan forbearance and repayment.
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
•Huge Audience and Reach. We reach millions of consumers and SMBs a year. We also over-index on attracting consumers with high credit scores who are inundated with choices and seek an independent third party to help them find the right product for their distinct needs. These individuals receive many offers for financial products because they are often the most attractive customers for financial services providers as they tend to drive long-term value. We believe we drive strong conversion both on and off our platform. For example, tracking tests with our financial partners in our credit cards vertical have shown that on average, for every transaction that happens through NerdWallet, one or more additional transactions with a user occur with the partner as a result of the user previously engaging with our platform. This encourages our financial services partners to continue promoting their products through NerdWallet, as we are a channel for them to acquire attractive customers.
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
•Positive Brand Association. All of our articles, reviews and recommendations are written by our independent editorial team, and because of this, we believe consumers trust our assessment of the financial services and products offered on our platform. As a result, we believe that our financial services partners greatly benefit from placement on our Best-of Awards lists, in our reviews and within other NerdWallet content. In fact, over 100 partner advertising campaigns leveraged the best-of badge, underscoring the weight that a NerdWallet evaluation carries.

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
•Land and Expand. Our trusted brand and organic reach keep us well-positioned to land and expand in new financial areas and geographies. As we look to add capabilities within our existing verticals and enter new verticals, our brand paves the way for us to meet consumer demand. By improving the quality of our guidance within existing verticals, we believe we can enhance the experience for our users and continue to build recurring revenue streams. Our approach for new vertical expansion is well-defined—provide trusted content and tools to attract organic traffic, then leverage our brand and marketing expertise to accelerate growth. Expansion to new verticals allows us to address more of our consumers’ needs and increases our potential for cross-selling, thereby making existing verticals and marketing channels more efficient. We also believe there is significant potential for us to grow the global reach of our platform. Our success in the United States and our strong brand give us a solid foundation to expand our international footprint in markets like the UK in 2020, Canada in 2021 and Australia in 2022.
•Vertical Integration. Our distinct ability to combine our trusted brand and massive top-of-funnel reach with best-in-class user experiences helps us vertically integrate in areas and topics that capture re-occurring revenue. For example, in 2020, we acquired Fundera, Inc, (Fundera) to improve our offering for SMBs. Upon integration, we combined NerdWallet’s top-of-funnel strength with Fundera’s monetization strategy, which added a recurring revenue tail. In 2024 and 2023, SMB products revenue grew 9% and 11%, respectively, year-over-year despite a challenging loans macroeconomic environment as they successfully directed organic traffic through an efficient funnel. Given our success in SMB, we furthered our vertical integration efforts in 2022 through our acquisition of On the Barrelhead (OTB), a loan matching platform that provides consumers and SMBs with product recommendations. Similar to the vertical integration approach utilized with Fundera, we believe that by pairing OTB’s loan matching platform with NerdWallet’s trusted brand and massive reach, we can offer our users more personalized and compelling recommendations, leading to better customer experiences and improved monetization. In fact, we have seen two times the increase in our match rate with personal loans financial providers after integrating OTB technology. Additionally, in late 2024 we acquired NDL, a mortgage brokerage, to provide our consumers with more hands-on guidance through the mortgage shopping experience.

•Registration and Data-Driven Engagement. Critical to our aspiration of delivering consumers and SMBs with a trusted financial ecosystem is our ability to register and engage users—in turn allowing us to drive repeat visits, collect data and provide users with unique insights via nudges. We are focused on growing the traffic and engagement on our platform, as well as increasing our number of registered users, who have a lifetime revenue value five times greater than our non-registered users and more than twice the transactions and sessions, on average. We have made significant progress in our efforts, and since 2016, we have started converting unique users into registered users that utilize our consumer decisioning tools and increased machine learning functionality. We had registered users of 14 million as of December 31, 2022, over 19 million as of December 31, 2023 and 25 million as of December 31, 2024. We will continue to invest in building efficient and scalable technical capabilities to deliver personalized guidance and nudge consumers, at the right time, to take action based on our advice. With better machine learning, we believe our recommendations and contextual nudges will encourage repeat engagement and user registration on our platform. As more consumers use our platform and engage with our extensive financial guidance and tools, our consumer and transaction database grows and our product recommendations yield higher success rates. This increases user satisfaction, converting more users into registered users and improving repeat user rates. As we apply machine learning to match more high-quality consumers with products and services, our platform becomes increasingly valuable to financial services partners, too. This, in turn, attracts new partners and new financial products to the platform. More partners and more products serve to further increase the success rates of consumers using our platform, all of which drives our growth. This creates a unique value proposition for all constituents in our ecosystem, making our platform more valuable.
Our Market Opportunity
We have a substantial market opportunity in the growing global market for financial services. Our comprehensive platform serves a broad set of financial verticals, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans.
Our current and primary addressable market opportunity is U.S. financial services digital advertising spend, which is expected to be more than $36 billion in 2024 and has been growing at double digit rates annually, according to eMarketer. As digital advertising spend continues to increase as a percentage of overall advertising spend, we expect our addressable market opportunity to grow along with it.
We believe the services provided by financial advisors, insurance agencies, loan brokers, mortgage brokers and others will increasingly transition online in the coming years, which will expand our addressable market. As a result of this offline-to-online shift, offline sales commission dollars will be reallocated to better align with the growth and importance of digital channels. As financial services providers modernize their approach to sales commissions and related compensation, we expect that our addressable market opportunity will continue to grow.
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
We believe our unbiased and comprehensive approach to financial guidance and personalized insights provides a competitive advantage for NerdWallet. This advantage will compound as we further expand our product offerings and as we continue to apply the power of machine learning to further refine our personalized insights. To ensure we are able to meet distinct consumer needs and preferences, our financial guidance and products are delivered in a variety of ways, organized in the following core categories: Learn, Shop and Manage.

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
Partner Access
Our platform manages over 400 financial services partners across eight verticals. We have a team focused on ingesting and aggregating data from our financial services partners across our verticals and financial products to surface and apply product details and attributes for matching with consumers. Our partner data ingestion, quality and compliance processes ensure accuracy and scalability across our platform. We are able to onboard new partners quickly with significantly lower partner marketing compliance risk—for example, inaccurate displays of rewards, fees, or interest rates. Our partner platform also includes the ability to integrate prequalification experiences and targeting engines.
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

•For some loans products, we operate a prequalification system that assists consumers through the underwriting process. Additionally, OTB’s loan-matching platform unlocks more personalized and compelling recommendations, leading to better customer experiences and improved monetization.
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

Environmental, Social and Governance
Our mission, to provide clarity for all of life’s financial decisions, is rooted in our belief that both individual consumers and SMBs should be empowered to make financial decisions with confidence. As a mission-driven, consumer-first company, we have long had a company culture oriented towards being responsible and socially conscious. In 2024, we published our third annual ESG report, outlining our corporate social responsibility programs, diversity, equity, and inclusion efforts, and our first environmental and sustainability strategy, specifically our Scope 1, 2, and 3 emissions. You can find the report at https://www.nerdwallet.com/l/environmental-social-governance.
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
Employees and Human Capital
NerdWallet is defined by its vision, a world where everyone makes financial decisions with confidence. We attract people who are passionate about bringing our mission to life and inspired by the possibility of making real change—to brighten futures, ask hard questions, usher in solutions and provide our consumers with clarity and confidence. As of December 31, 2024, we had over 650 full‑time employees, of which approximately 95% are located throughout the United States and 5% are located internationally. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced any work stoppages.
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
Diversity, Equity, Inclusion and Belonging
At NerdWallet, we aspire to provide people with the confidence they need to live their best lives—however they identify. For our consumers, this means building their financial confidence. For our Nerds, this means fostering an inclusive culture that allows all Nerds to be their authentic selves, grow their skills, contribute, and thrive with the confidence of belonging. Our diversity, equity, inclusion and belonging (DEIB) efforts are centered around ensuring we are building a diverse organization across all business aspects and creating an inclusive culture where everyone is engaged and empowered to do their best work. Our key initiatives include:
•Offering learning sessions and resources for Nerds and managers to help build an inclusive workplace.
~~•~~Supporting eight employee-led employee resource groups, which provide supportive community and development opportunities for various employee populations and their allies: NerdOut, NerdFamilies, NerdWomen, Nerd Allies, Asian Nerds, Black Nerds Network, Viva Nerds, and Women in Data and Engineering.
•We began 2024 with a new silver-level certification from Black Equity at Work from Management Leadership for Tomorrow. We also committed to the Hispanic Equity at Work Certification. This rigorous three-year route to certification features a data-driven and comprehensive plan to drive and support racial equity at NerdWallet.
•We use a third-party platform to analyze our employee salaries to ensure pay parity.

•Offering Learning and Activism Days to inspire and encourage Nerds to learn,grow and give back to their communities. This year, we held two Nerds Pay It Forward events, freeing up time in support of employee volunteerism on dedicated volunteer days to encourage all NerdWallet employees to give back to their communities. In all, Nerds donated over 1,700 hours during these events.
Talent Attraction, Recruitment and Retention
Our remote-first culture allows us to reach, attract and retain more diverse talent across all levels of our organization. Attracting and retaining highly skilled, diverse talent is absolutely critical to our success as a business and to fully realizing NerdWallet’s mission. Once employees are at NerdWallet we invest in their well-being and development offering competitive compensation and benefits, opportunities for career growth, and inclusion and belonging programming.
•Training, Learning and Development - In line with our Relentless Self-Improvement value, we encourage our employees to seek out professional development opportunities. In addition, we provide in-house opportunities for career development, including a job shadowing program, career conversations, cohort-based learning, on-demand courses, and a career readiness series as part of our Career Accelerator Program (CAP) designed to invest in our early to mid-career talent in individual contributor roles and provide them with the tools and resources needed to thrive at NerdWallet.
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
•Influencers on social media platforms; and

•Traditional financial and depository institutions, non-bank loan originators and other small and medium-sized mortgage brokers

In addition, we compete with the following for advertising budgets designated for financial products:
•Financial services providers’ own marketing: Financial services providers connect directly through many different channels, digitally (in-app, email, etc.) and offline channels (direct mail, printed media, etc.);
•Online search engines: Financial services providers spend advertising budgets with online search engines, primarily Google AdWords, as many consumers turn to Google to answer their personal finance questions; and
•Online marketplaces including Bankrate, Credit Karma, LendingTree and Zillow.
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
Regulation
We market and provide our products and services in heavily regulated industries through a number of different channels across the U.S., the UK and Canada. As a result, aspects of our business are potentially subject to a variety of U.S., UK and Canadian laws and regulations, including:
•The Truth-in-Lending Act (TILA), the Equal Credit Opportunity Act (ECOA), the Fair Credit Reporting Act (FCRA), Fair and Accurate Credit Transactions Act of 2003, the Fair Housing Act (FHA), the Real Estate Settlement Procedures Act (RESPA), and similar state laws, all of which place certain restrictions on the manner in which mortgages and other consumer loans are marketed and originated, and some of which impose restrictions on the amount and nature of fees that may be charged to lenders and real estate professionals for providing or obtaining consumer loan requests;
•The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which imposes, among other things, a broad prohibition on Unfair, Deceptive and Abusive Acts and Practices (UDAAPs) in connection with consumer financial products and services, limitations on fees charged by mortgage lenders, and requirements related to mortgage disclosures and is enforced by the Consumer Financial Protection Bureau (CFPB) and state regulatory authorities;
•The Federal Trade Commission Act (FTC Act), which, among other things, imposes a broad prohibition on Unfair and Deceptive Acts and Practices in or affecting commerce, and is enforced by the Federal Trade Commission (FTC) and Canada’s Competition Act;
•State laws that impose prohibitions on Unfair, Deceptive and Abusive Acts and Practices similar to the Dodd-Frank Act and FTC Act’s prohibitions;
•Federal, state and provincial licensing laws;

•Federal and state laws, which impose restrictions on activities conducted through telephone, mail, email, mobile device or the Internet, including the Telemarketing Sales Rule, the Telephone Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, and Canada’s Anti-Spam Legislation;
•Federal and state laws relating to offering of credit repair services to consumers, including such laws that impose restrictions on the usage and storage of consumer credit information such as the Credit Repair Organizations Act and FCRA;
•Federal and state laws and regulations relating to data privacy and security, such as the Gramm-Leach-Bliley Act (GLBA) and the California Consumer Privacy Act (CCPA), which impact how we collect, use, store, share and otherwise process personal information of consumers and other individuals;
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
In addition to the U.S. federal, state and local laws described above, U.S. federal and state agencies have broad oversight, supervision, and enforcement authority over our mortgage business. Because we are not a depository institution, we must comply with state licensing requirements to conduct our business. We will incur significant ongoing costs to comply with licensing and other legal requirements under the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act) and the Dodd‑Frank Act, among others. As required by state law, we have additional licenses to enable us to conduct lead generation activities, and operate our loan platforms that facilitate consumer and business loans. The licensing process includes the submission of an application to the relevant state agency, a character and fitness review of key individuals and an administrative review of our business operations.
Our mortgage brokerage business through NDL is subject to a variety of regulatory and contractual obligations imposed by federal and state authorities, as well as by wholesale lenders and investors with whom we work to facilitate mortgage transactions. This includes compliance with regulations enforced by the CFPB, which oversees residential mortgage loan origination practices under the Dodd-Frank Act.
The CFPB has rulemaking authority over key federal consumer protection laws applicable to mortgage brokers and lenders, including TILA, RESPA, ECOA, and FCRA. Additionally, NDL must comply with state mortgage broker licensing requirements, as well as regulatory expectations set by lenders, insurers, and government-backed loan programs such as FHA, VA, and USDA.
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
•Our international expansion subjects us to additional costs and risks which could harm our business, revenue and financial results, and our continued international expansion may be unsuccessful.
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
Risks Related to Our Business
We depend on relationships with our financial services partners for our historical businesses, and any adverse changes in their financial strength, tightening of their underwriting standards or adverse changes to their online marketing strategy would adversely affect our business, financial condition and results of operations.
A significant portion of our success depends on the financial strength and underwriting standards of credit card issuers, lenders, insurers and other participants on our platform. If our financial services partners experience financial difficulties, they may cease participating on our platform or tighten underwriting standards, which would result in fewer opportunities for us to earn fees from matching consumers with them. In times of financial difficulty, financial services providers may also fail to pay fees when due or drop the quality of their services to consumers. Our partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our platform. The occurrence of one or more of these events, alone or in combination, with a significant number of financial services partners could harm our business, financial condition and results of operations.
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
In order to attract consumers to the products we provide and our platform, convert these consumers into matches with financial services partners and generate repeat visits, we must market our platform and maintain consumer trust. Promoting and maintaining our brand requires the expenditure of considerable money and resources for online and offline marketing and advertising, the continued provision of high-quality products and services that meet user needs, the ability to maintain consumers’ trust, and the ability to successfully differentiate our brand, products and services from those of our competitors.
Brand recognition is a key differentiating factor between us and our competitors. We believe that continuing to build and maintain the recognition of our brand is important to achieving increased traffic for our platform and demand for the products we provide. Accordingly, we have spent, and expect to continue to spend, significant amounts on, and devote significant resources to, branding, advertising and other marketing initiatives, which may not be successful or cost-effective. Our brand promotion activities may not generate consumer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.
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
As an illustration, the 2023 launch of the NerdUp credit card, aimed at helping consumers build and improve their credit, is not anticipated to generate significant direct profitability from interchange fees. Instead, we view this product as a means to build consumer trust by offering a compelling product designed for those who want to build or improve their credit. In 2024, the launch of NerdWallet+, a membership experience focused on providing additional services and rewards to consumers who join for an annual fee, is a program to build consumer trust designed to reward consumers for making healthy financial decisions, but it is not anticipated to generate significant profits. However, the focus on building long-term trust and consumer engagement over short-term revenue opportunities may not always yield the expected long-term benefits, potentially resulting in harm to user traffic, engagement, business, financial condition, and operational results.
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
Our expansion into mortgage brokering presents additional risks.

Our recent acquisition of NDL in October 2024 and our expansion into mortgage brokerage services introduce additional risks. We must comply with complex federal and state regulations governing mortgage brokerage operations, including licensing requirements for both the entity and individuals in the states where NDL operates. Maintaining and expanding relationships with wholesale lenders and credit facility providers is critical to NDL’s ability to offer competitive loan products. Successfully integrating NDL’s operations, technology, and personnel into NerdWallet’s broader platform while ensuring compliance with laws such as the GLBA and RESPA presents execution challenges. Our limited experience operating a mortgage brokerage business increases the importance of attracting and retaining licensed mortgage professionals while ensuring adherence to SAFE Act licensing requirements and evolving industry regulations. The CFPB and federal agencies such as the FHA and the VA continue to expand enforcement actions in mortgage origination, requiring robust compliance and risk management practices. Additionally, operating a direct mortgage brokerage alongside our existing mortgage marketplace comparison platform creates potential conflicts of interest that must be carefully managed to maintain transparency and trust with consumers and lending partners. Mortgage brokerage operations are highly sensitive to interest rate fluctuations, housing market conditions, and changes in wholesale lender policies, all of which could impact loan approvals, funding availability, and revenue generation. Given the competitive and highly regulated nature of the industry, our success will depend on effective execution, compliance, and maintaining consumer trust while navigating evolving market conditions. If we fail to effectively manage these risks, integrate NDL’s operations, or comply with applicable regulatory requirements, our business, financial condition, and results of operations could be materially and adversely affected.
Our international expansion subjects us to additional costs and risks which could harm our business, revenue and financial results, and our continued international expansion may be unsuccessful.
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
We are, and intend to continue, developing new products and services, and our failure to accurately predict their demand or growth could have an adverse effect on our business.
We are, and intend in the future to continue, investing significant resources in developing new tools, features, services, products and other offerings, including offerings of mortgage, other lending and financial products. Risks from our innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet client expectations, among others. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. Additionally, we can provide no assurance that we will be able to develop, commercially market and achieve acceptance of our new products and services. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually originated from these new products and services.
The profile of potential clients using our new products and services may not be as attractive as the profile of the clients that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our business, and there is always risk that these new products and services will be unprofitable, will increase our costs or will decrease our operating margins or take longer than anticipated to achieve target margins. Further, our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from our existing business. If we do not realize the expected benefits of our investments and development of new products and services, our business may be harmed.
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
We track certain operational metrics, which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, or if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.
Risks Related to Our Industry and the Consumer Finance Economy
Macroeconomic developments such as inflationary conditions and the current interest rate environment in the U.S. have caused macroeconomic uncertainty and may have an adverse impact on our business, results of operations and our vertical diversification strategy.
We began our business with our credit card vertical and have since grown our business to include seven additional verticals: mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We believe that our vertical diversification strategy has allowed us to navigate different kinds of macroeconomic conditions; in the recent past underperformance in one vertical has been offset by overperformance in another. For example, during the COVID-19 pandemic in 2020 when our credit card vertical was under pressure, other verticals such as the investing vertical and mortgage vertical were strong. Similarly in 2022, as interest rates began to increase and the mortgage and investing verticals were impacted, the credit card and SMB product verticals were strong. We cannot, however, guarantee that this offsetting between our verticals will continue or that our business model will be able to withstand the various macroeconomic developments we may see in the future. During 2023 we saw that increasing interest rates both put pressure on our loans verticals and drove strength in our banking vertical, continuing the offsetting we have seen in the past. After the regional bank failures that began in the spring of 2023, however, increasing issuer conservatism caused our credit card vertical revenue to begin to decline without any offsetting overperformance in another vertical. Continued inflationary conditions, high interest rates, and a tightening of credit markets would pose challenges to our business and may impact many of our verticals and may not be offset by performance in other verticals. Further, an unexpected or prolonged economic downturn, or rapidly rising or sustained high unemployment, would adversely affect our financial condition and results of operations.

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
The loan market, including student loans, business loans, mortgages and personal loans, is an important part of our business. Fluctuations and constraints in the loan markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as increased interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the loan markets by impacting the number of loan applications and loan approval rates which can adversely affect our business. Although the U.S. Federal Reserve decreased the benchmark federal funds rate in 2024, we expect that future interest rate increases and continued conservatism by our financial services partners would negatively impact our loans and SMB product verticals by both reducing demand for loan products and reducing the supply of credit available, making it more difficult for us to match consumers and small and mid-sized businesses with financial services products.

Risks Related to Regulation
Our business is subject to a variety of financial regulations in the U.S., Canada, Australia, and the UK, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
Aspects of our business are subject to a variety of federal, state and provincial financial and other laws in the U.S., Canada, Australia and UK, including laws, authorizations, and state or provincial licensing requirements relating to matching consumers with financial services providers; the marketing of mortgages, credit cards, personal loans, insurance, and other financial products and services; the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge; the collection, use, retention, protection, disclosure, transfer and other processing of consumer personal information; investment advisory services; and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted prior to the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations. We also anticipate that U.S. federal regulators relevant to our business, such as the FTC and the CFPB, may pursue more enforcement actions. In addition, the government and regulatory authorities in the UK, Canada, Australia and U.S. including the respective federal agencies, state and provincial legislatures and regulators may from time to time enact new laws, regulations or guidance that may harm our business.
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
We collect, store, use, and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our reputation and our business.
We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data, we may be unable to provide consumers with a platform experience that is relevant, efficient and effective, which could adversely affect our business, financial condition and results of operations.
There are numerous federal, state and local laws and regulations regarding data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing and subject to differing interpretations. In addition, as we continue to expand internationally, we are subject to foreign data privacy and security laws and regulations. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties, and, given the evolving regulatory environment, we expect a heightened level of scrutiny on the data we handle. It is possible that these laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent from one regulatory body to another and may conflict with other rules or our practices.
Most of the jurisdictions in which we operate have established their own data privacy and security legal frameworks. For example, in the U.S., we are subject to the GLBA which governs non-public personal information of individuals who obtain financial products or services from financial institutions primarily for personal, family or household purposes, as well as the Fair Credit Reporting Act (FCRA) which generally governs the collection of credit information and access to credit reports. These laws restrict the collection, use, storage and disposal of information about individuals that we may collect during the provision of our products and impose certain disclosure obligations on us. Failure to comply with these laws can result in regulatory fines or penalties. Certain of our products that are not otherwise subject to the GLBA or FCRA may be subject to additional laws and regulations. For example, the CCPA created new data privacy rights for California-resident users that were expanded when the California Privacy Rights Act went into effect in 2023. In addition, a growing number of states have passed or are expected to pass their own respective privacy laws. These laws, as well as any associated regulations, create a patchwork that poses challenges for our business and may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.
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
In the aftermath of the UK’s withdrawal from the EU in January 2020 (an event commonly referred to as Brexit), there was uncertainty with regard to the regulation of data protection in the UK. Since then, the UK underwent efforts to introduce post-Brexit data protection reform in the form of the Data Protection and Digital Information (No. 2) Bill which is intended to supersede the UK’s version of the GDPR. The Data Protection and Digital Information (No. 2) Bill, however, did not complete before Parliament was dissolved on May 24, 2024 and is no longer being progressed. In October 2024, the House of Lords conducted the first reading of a new legislation – the Data (Use and Access) Bill (the Bill). Although less extensive than the previous government’s proposed legislation, the new Bill still envisages a significant number of changes to UK data protection law. As a result, we may face challenges in addressing and implementing the requirements of the proposed new law in light of uncertainty over its interpretation and application to data transfer, privacy, data protection, and information security in the UK, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our users to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.
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
We depend on our senior management, including Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors, as well as other key personnel. We may not be able to retain the services of any of our senior management or other key personnel, as their employment is at-will and they could leave at any time. If we lose the services of one or more of our senior management and other key personnel, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain and integrate highly skilled personnel in all areas of our organization.
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
Utilization of our net operating loss carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax-planning strategies in making this assessment. Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. deferred tax assets in excess of deferred tax liabilities would be realized, and we recorded a release of the valuation allowance against these net U.S. deferred tax assets as of December 31, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with our Co-Founder, Chief Executive Officer and Chairman of our Board of Directors, Tim Chen, which will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors and his affiliated trusts hold all outstanding shares of Class B common stock, which as of December 31, 2024 constituted approximately 87.5% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate governance matters, transactions and all matters submitted to a vote of our stockholders, for the foreseeable future.
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
We will incur increased costs if we are no longer an emerging growth company, and our management will be required to devote substantial time to new compliance initiatives.
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
In addition, if we are no longer an emerging growth company, we will incur additional legal, accounting, and other expenses. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
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
Management’s Vigilance
A Security Council, led by the CISO with representatives from our engineering, corporate IT, security, legal, human resources, and internal audit teams, diligently reviews and assesses cybersecurity plans, risks, and incidents on a monthly basis. Any substantial risk incident is escalated to the executive team, disclosure committee, and potentially the full Board, if deemed material. Regular communication between the CISO and the Chief Legal Officer, Chief Financial Officer, and Chief Executive Officer ensures top management is well-informed about NerdWallet's cybersecurity posture and potential risks.

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
Item 2. Properties.
Facilities
We maintain offices in San Francisco, California, New York, New York, Scottsdale, Arizona, Bingham Farms, Michigan, and Norwich, UK. We lease all of our facilities and do not own any real property. We have a remote-first policy that allows for almost all roles to be remote on an ongoing basis. As a result, most of our employees transitioned or were hired into permanent remote status and are not required to report to an office for work. See discussion of our lease commitments in Note 9–Leases in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Our Common Stock
As of February 14, 2025, there were 99 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 14, 2025, there were nine stockholders of record of our Class B common stock, all of which are trusts affiliated with Tim Chen, our Chief Executive Officer and the Chairman of the Board of Directors.
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
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2024.
Issuer Purchases of Equity Securities
The following table summarizes our share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
October	645	$12.67	645	$25.0
November	—	$—	—	$25.0
December	—	$—	—	$25.0
Total	645		645
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024 and October 29, 2024 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million and $25 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Program are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act.
The graph below shows the cumulative total stockholder return on our Class A common stock between November 4, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2024 in comparison to the Nasdaq Composite Index and the S&P 500 Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index at their respective closing prices on November 4, 2021. The graph uses the closing market price on November 4, 2021 of $28.30 per share as the initial value of our Class A common stock. Data for the Nasdaq Composite Index and S&P 500 Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return
150
125
100
75
50
25
0
11/4/21
12/31/21
3/31/22
6/30/22
9/30/22
12/30/22
3/31/23
6/30/23
9/30/23
12/31/23
3/29/24
6/28/24
9/30/24
12/31/24
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
Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2024 refer to the year ended December 31, 2024, references to 2023 refer to the year ended December 31, 2023, and references to 2022 refer to the year ended December 31, 2022.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. For a discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Our mission is to provide clarity for all of life’s financial decisions.
Our vision is a world where everyone makes financial decisions with confidence.
At NerdWallet, we empower consumers—both individuals and small and mid-sized businesses (SMBs)—to make smarter financial decisions with confidence via our digital platform. Technology, paired with the dramatic growth in innovative financial products, has changed the way consumers manage their financial lives; consumers are more comfortable than ever comparing and shopping for financial products online. At NerdWallet, we are leveraging this transformation to democratize access to trustworthy financial guidance by incorporating our proprietary data science models into our platform—ultimately helping to improve the financial well-being of consumers and the financial services industry as a whole. In addition to our historical offerings, with our acquisition of Next Door Lending LLC (NDL) in October 2024, we expanded our offerings in the mortgage space to include mortgage lending services. As the financial services industry becomes more fragmented and complex, we believe the need for trustworthy and knowledgeable financial guidance increases. Our objective remains the same: serve as a trusted financial ecosystem that consumers and SMBs can rely on to learn about various financial topics, shop for products, connect their data and receive data-driven nudges.
We deliver guidance to consumers through educational content, tools and calculators, product marketplaces and our app. Our platform delivers unique value across many financial products, including credit cards, mortgages, insurance, SMB products, personal loans, banking, investing and student loans. We expanded our guidance to the United Kingdom (UK) with our acquisition of Know Your Money (KYM) in 2020, and expanded organically into Canada during 2021 as well as Australia during 2022. Across every touchpoint, the cornerstone of our platform is consumers’ trust in the independent, objective and relevant guidance we provide, free of charge.
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
By operating at the intersection of consumers and financial services providers, NerdWallet drives value for both. Through our platform, our financial services partners can reach a substantial audience. After doing research on our platform, consumers are better informed about the financial decision they’re about to make, which makes them primed and ready to transact. Consumers who visit NerdWallet tend to share a few other characteristics that make them attractive customers to our financial services partners: we have received feedback from our financial services partners that our users’ approval rates can be significantly higher than those applying through other channels and they are more eager to explore additional opportunities and products, driving demand for NerdWallet’s financial services partners.

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
Key Factors Affecting Our Performance
Ability to Generate High Quality, Engaging Consumer Resources
Delivering financial guidance and resources on a broad set of topics is core to our value proposition. In order to maintain our position as a trusted destination for personal and SMB financial guidance, we produce high-quality financial guidance, which is developed by our independent team of writers and editors. Our editorial and product teams continuously improve our content, tools and resources to ensure that our platform reflects the latest consumer finance trends and related products from our financial services partners. We plan to continue investing in our growing base of high-value content and tools, which enable us to generate more traffic, enhancing monetizing activities with our financial services partners and ultimately, our financial performance.
Ability to Attract and Engage Consumers
Our ability to increase user engagement, whether by increasing the frequency with which consumers and SMBs visit our platform, or the amount of resources they consume on our platform, is critical to the growth of our business. We focus on attracting users to NerdWallet who are interested in multiple financial products that we review and then use machine learning to help them find financial products for their needs. For example, if an individual comes to our platform to learn more about credit cards, we hope to bring that individual back to NerdWallet at a later time to explore other financial products, often via automated contextual “nudges.” Our ability to attract and engage those visitors directly impacts our ability to earn revenue from financial services partners. As such, we plan to continue investing in content, technology and marketing in order to attract and engage consumers.
Ability to Deepen Our Relationships with Our Financial Services Partners
We worked with hundreds of financial services partners during 2024. These companies are essential to helping us serve consumers and grow our business. Having a broad range of financial services partners across all of our verticals is important in offering consumers a wide selection of attractive products. Furthermore, all of our revenue is generated from our financial services partners, and as such, relationships with new and existing financial services partners are critical to the success of our business. We continuously aim to selectively add new financial services partners to our platform and to add coverage for additional verticals from existing partners. That said, maximizing the number of our financial services partners on our platform isn’t our primary focus—our focus is quality, and we aim to offer all of the top financial products on our platform. The success of our relationships with financial services partners is in large part based on our ability to provide them with interested and qualified consumers.
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

Marketing
Our marketing strategy leverages multiple channels across brand marketing, performance marketing and organic marketing. Sales and marketing expense consists of: brand marketing, primarily advertising costs to increase brand awareness; performance marketing, primarily costs to drive traffic directly to our platform; and organic and other, primarily personnel-related costs for content and other marketing and sales teams. In 2024, approximately 15% of our total marketing expense was attributable to brand marketing, 63% to performance marketing, and the remainder to organic and other marketing expenses. In 2023, approximately 21% of our total marketing expense was attributable to brand marketing, 51% to performance marketing, and the remainder to organic and other marketing expenses. We evaluate the success of our brand marketing by measuring aided brand awareness, which has grown consistently on an annual basis since 2019.
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior. Performance marketing spend can be adjusted more quickly than brand marketing, which typically involves pre-committing to spend in future periods. We increased sales and marketing expense in 2023 by 7% compared to 2022, and in 2024 by 17% compared to 2023.
In 2024, over 70% of all traffic to NerdWallet came organically through direct or unpaid channels, reflecting the strength of our brand and organic marketing efforts. Our in-house, award-winning and experienced editorial team leverages search-engine optimization best practices and technology, and designs interfaces to help consumers easily find the information they are seeking. Our editorial team also optimizes page structure to increase visibility, not only for organic search results, but also for Google’s premium features such as FAQs, featured snippets, and video results. Personnel-related expenses within organic marketing reflect our continued investment in building a comprehensive set of skills and expertise across our editorial team. We will continue to invest in our marketing channels going forward, and believe that our marketing strategy will continue to position NerdWallet as the trusted brand of choice in personal finance, improve traffic acquisition at all levels of the funnel, drive engagement and enable us to scale quickly across new consumer finance verticals and geographies.
Acquisitions
We have made acquisitions to expand into new verticals; to enter new markets and geographies; and to grow our platform so that our users have better outcomes. Our recent acquisitions include:
•Next Door Lending. In October 2024, we acquired NDL, a mortgage broker that offers a selection of loan products for home purchase and refinance, including cash-out refinance and debt consolidation, across a range of maturities and interest rates. Through NDL, we offer consumers access to government-sponsored entity-conforming loans, FHA insured loans, VA guaranteed loans and jumbo loans.
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

Non-GAAP Financial Measures
We collect, review and analyze operating and financial data of our business to assess our ongoing performance and compare our results to prior period results. In addition to revenue, net income (loss) and other results under generally accepted accounting principles (GAAP), the following sets forth the non-GAAP financial measures we use to evaluate our business.
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
Adjusted EBITDA: We define adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, other gains (losses), net, and provision (benefit) for income taxes, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) change in fair value of contingent consideration related to earnouts, (4) deferred compensation related to earnouts, (5) stock-based compensation, (6) acquisition-related costs, and (7) restructuring charges.
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
•Non-GAAP operating income (loss) and adjusted EBITDA exclude certain acquisition-related costs, including acquisition-related retention compensation under compensatory retention agreements with certain key employees, acquisition-related transaction expenses, contingent consideration fair value adjustments related to earnouts, and deferred compensation related to earnouts;
•Non-GAAP operating income (loss) and adjusted EBITDA exclude restructuring charges primarily consisting of severance payments, stock-based compensation, employee benefits, and related expenses for impacted employees, as well as contract termination costs, associated with our Restructuring Plan;
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Non-GAAP Financial Measures” for reconciliations of non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most directly comparable financial measures calculated in accordance with GAAP.
Key Components of Our Results of Operations
Revenue
We generate substantially all of our revenue through fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead, and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer satisfies the criteria set forth within the arrangement, revenue is recognized generally when we match the consumer with the financial services partner. For some of our arrangements, the transaction price is considered variable and an estimate of the constrained transaction price is recorded when the match occurs. Our revenue generally includes five product categories: Insurance, Credit cards, SMB products, Loans and Emerging verticals. Insurance revenue includes revenue from consumer insurance products, including auto, life and pet insurance. Credit cards revenue includes revenue from consumer credit cards. SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Emerging verticals revenue includes revenue from other product sources, including banking, investing and international.
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
Other income (expense), net
Other income (expense), net is comprised of interest income, interest expense, and other gains (losses), net. Interest income consists primarily of interest earned on our cash and cash equivalents. Interest expense consists of interest costs related to our revolving credit facility, including amortization of debt issuance costs. Other gains (losses), net for 2024 includes an $8.1 million impairment on an equity investment. Other gains (losses), net is otherwise primarily related to realized and unrealized gains and losses on foreign currency transactions and balances.
Income tax provision (benefit)
Our income tax provision (benefit) consists of federal and state income taxes. We have federal and state net operating loss carryforwards (NOLs), and California research and development credit carryforwards, certain of which are subject to expiration dates if not utilized. Utilization of our NOLs and tax credit carryforwards, as well as of our other temporary differences, is dependent upon the generation of sufficient future taxable income during the periods in which those temporary differences become deductible. In the fourth quarter of 2024, based on our ongoing assessment of all available evidence, both positive and negative, including a significant improvement in our profitability coupled with anticipated future earnings, we concluded that it is more likely than not that our U.S. federal and majority state deferred tax assets in excess of deferred tax liabilities would be realized and released $27.2 million of our valuation allowance against these net U.S. deferred tax assets as of December 31, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

Comparison of Results of Operations
The following tables set forth our results of operations for the periods presented. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Results of Operations

(in millions)
Year Ended December 31,	2024	2023	2022
Revenue	$687.6	$599.4	$538.9
Costs and expenses:
Cost of revenue	63.5	54.0	39.8
Research and development(1)	82.5	80.5	77.6
Sales and marketing(1)	470.6	401.5	375.6
General and administrative(1)	61.6	59.8	58.2
Change in fair value of contingent consideration related to earnouts	—	—	6.7
Total costs and expenses	678.2	595.8	557.9
Income (loss) from operations	9.4	3.6	(19.0)
Other income (expense), net:
Interest income	4.8	3.6	1.5
Interest expense	(0.7)	(0.8)	(2.5)
Other losses, net	(8.5)	(0.1)	—
Total other income (expense), net	(4.4)	2.7	(1.0)
Income (loss) before income taxes	5.0	6.3	(20.0)
Income tax provision (benefit)	(25.4)	18.1	(9.8)
Net income (loss)	$30.4	$(11.8)	$(10.2)
______________
(1)Includes stock-based compensation as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Research and development	$10.1	$11.2	$12.0
Sales and marketing	10.0	13.8	12.4
General and administrative	16.2	13.8	10.0
Total	$36.3	$38.8	$34.4

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue:

Year Ended December 31,	2024	2023	2022
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	9	9	7
Research and development	12	13	15
Sales and marketing	69	67	70
General and administrative	9	10	11
Change in fair value of contingent consideration related to earnouts	—	—	1
Total costs and expenses	99	99	104
Income (loss) from operations	1	1	(4)
Other income (expense), net:
Interest income	—	—	—
Interest expense	—	—	—
Other losses, net	—	—	—
Total other income (expense), net	—	—	—
Income (loss) before income taxes	1	1	(4)
Income tax provision (benefit)	(3)	3	(2)
Net income (loss)	4%	(2%)	(2%)
Our income from operations increased $5.8 million or 161% for 2024 compared to 2023. The increase was driven by an $88.2 million increase in revenues, partially offset by an $82.4 million increase in costs and operating expenses, primarily due to increases of $69.1 million in sales and marketing expenses and $9.5 million in cost of revenue.
We had net income of $30.4 million for 2024, as compared to a net loss of $11.8 million for 2023. The change reflects a $5.8 million increase in income from operations, and $4.4 million of other expense, net in 2024 as compared to other income, net of $2.7 million in 2023, which were more than offset by a $25.4 million income tax benefit in 2024 as compared to an income tax provision of $18.1 million in 2023.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

(in millions)
Year Ended December 31,	2024	2023	$ Change	% Change
Insurance	$191.6	$45.0	$146.6	326%
Credit cards	176.4	209.7	(33.3)	(16%)
SMB products	109.8	101.2	8.6	9%
Loans	84.5	101.6	(17.1)	(17%)
Emerging verticals	125.3	141.9	(16.6)	(12%)
Total revenue	$687.6	$599.4	$88.2	15%
Revenue increased $88.2 million, or 15%, for 2024 compared to 2023, driven by strong growth in Insurance products revenue as well as SMB products revenues, partially offset by lower Credit cards, Loans and Emerging verticals revenues.
Insurance revenue increased $146.6 million, or 326%, for 2024 compared to 2023, primarily driven by a strong increase in auto insurance products revenue as carriers expanded budgets.
Credit cards revenue decreased $33.3 million, or 16%, for 2024 compared to 2023, primarily due to pressures in organic search traffic and reduced marketing spending by our financial services partners amidst a cautious underwriting environment.
SMB products revenue increased $8.6 million, or 9%, for 2024 compared to 2023, primarily driven by revenue growth in products such as business credit cards, loan renewals and banking as we continue to scale our product offerings, partially offset by a decrease in business loan originations.

Loans revenue decreased $17.1 million, or 17%, for 2024 compared to 2023, primarily due to a 32% decrease in personal loans revenue as we continue to work through a high interest rate environment, partially offset by higher mortgage loans revenue from both organic growth as well as incorporating our acquisition of NDL in October 2024.
Emerging verticals revenue decreased $16.6 million, or 12%, for 2024 compared to 2023, primarily due to a 14% decrease in banking revenue as consumer demand for banking products continued to moderate.
Costs and Expenses

(in millions)
Year Ended December 31,	2024	2023	$ Change	% Change
Cost of revenue	$63.5	$54.0	$9.5	17%
Research and development	82.5	80.5	2.0	3%
Sales and marketing	470.6	401.5	69.1	17%
General and administrative	61.6	59.8	1.8	3%
Total costs and expenses	$678.2	$595.8	$82.4	14%
Cost of revenue
Cost of revenue increased $9.5 million, or 17%, for 2024 compared to 2023. The increase was primarily attributable to increases of $6.5 million primarily related to third-party service charges and $3.9 million in amortization expense related to capitalized software development costs, partially offset by a $1.6 million decrease in amortization expense related to intangible assets.
Research and development expense
Research and development expenses increased $2.0 million, or 3%, for 2024 compared to 2023. The increase was primarily attributable to a $5.8 million restructuring charge as well as a $1.8 million increase in software and technology costs related to our platform, partially offset by a $4.0 million decrease in personnel-related costs for our engineering, data, and product management personnel and contractors.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

(in millions)	2024		2023		2022
Year Ended December 31,	$	%	$	%	$	%
Performance marketing	$297.4	63%	$206.5	51%	$168.4	45%
Brand marketing	68.6	15%	84.4	21%	106.3	28%
Organic and other marketing	104.6	22%	110.6	28%	100.9	27%
Total sales and marketing	$470.6	100%	$401.5	100%	$375.6	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $69.1 million, or 17%, for 2024 compared to 2023. The increase was attributable to a $90.9 million increase in performance marketing expenses, partially offset by decreases of $15.8 million in brand marketing expenses and $6.0 million in organic and other marketing expenses primarily due to lower personnel-related costs partially offset by a $2.0 million restructuring charge.
General and administrative expense
General and administrative expenses increased $1.8 million, or 3%, for 2024 compared to 2023, primarily attributable to a $1.2 million restructuring charge as well as higher personnel-related costs mainly due to stock-based compensation.

Other income (expense), net

(in millions)
Year Ended December 31,	2024	2023	$ Change	% Change
Interest income	$4.8	$3.6	$1.2	33%
Interest expense	(0.7)	(0.8)	0.1	(8%)
Other losses, net	(8.5)	(0.1)	(8.4)	NM
Total other income (expense), net	$(4.4)	$2.7	$(7.1)	NM
The change in other income (expense), net for 2024 compared to 2023 was primarily attributable to an $8.1 million impairment on an equity investment, partially offset by higher interest income reflecting higher interest rates and average cash balances.
Income tax provision (benefit)
We had an income tax benefit of $25.4 million for 2024, as compared to an income tax provision of $18.1 million in 2023. Our effective tax rate was (505.5%) and 286.7% for 2024 and 2023, respectively, as compared to the U.S. federal statutory income tax rate of 21%. Our effective tax rate for 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to the decrease in the valuation allowance maintained against our net U.S. deferred tax assets. In the fourth quarter of 2024, we concluded that it is more likely than not that our net U.S. federal and majority state deferred tax assets are realizable, resulting in a valuation allowance release of $27.2 million. Our effective tax rate for 2023 differs from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance previously maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits. Our tax benefit for 2023 primarily resulted from the requirement for us to capitalize and amortize research and development expenses, and an overall increase in our profitability before taxes. As a result, we recorded a significant U.S. current tax provision in 2023 with no corresponding deferred tax benefit for such capitalized expenses due to the valuation allowance maintained against our net U.S. deferred tax assets.

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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measures, as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Income (loss) from operations	$9.4	$3.6	$(19.0)
Depreciation and amortization	48.4	48.2	37.0
Acquisition-related retention	4.2	5.3	2.8
Deferred compensation related to earnouts	—	—	1.7
Impairment of right-of-use asset	—	1.4	—
Loss on disposal of assets	—	0.2	—
Change in fair value of contingent consideration related to earnouts	—	—	6.7
Acquisition-related expenses	0.6	0.1	3.5
Restructuring	9.0	—	—
Capitalized internally developed software costs	(24.0)	(32.4)	(33.7)
Non-GAAP operating income (loss)	$47.6	$26.4	$(1.0)

Operating income (loss) margin	1%	1%	(4%)
Non-GAAP operating income (loss) margin[1]	7%	4%	(0%)

Net income (loss)	$30.4	$(11.8)	$(10.2)
Depreciation and amortization	48.4	48.2	37.0
Stock-based compensation	36.3	38.8	34.4
Acquisition-related retention	4.2	5.3	2.8
Deferred compensation related to earnouts	—	—	1.7
Impairment of right-of-use asset	—	1.4	—
Loss on disposal of assets	—	0.2	—
Change in fair value of contingent consideration related to earnouts	—	—	6.7
Acquisition-related expenses	0.6	0.1	3.5
Restructuring	9.0	—	—
Interest (income) expense, net	(4.1)	(2.8)	1.0
Other losses, net	8.5	0.1	—
Income tax provision (benefit)	(25.4)	18.1	(9.8)
Adjusted EBITDA	$107.9	$97.6	$67.1
Stock-based compensation	(36.3)	(38.8)	(34.4)
Capitalized internally developed software costs	(24.0)	(32.4)	(33.7)
Non-GAAP operating income (loss)	$47.6	$26.4	$(1.0)

Net income (loss) margin	4%	(2%)	(2%)
Adjusted EBITDA margin[2]	16%	16%	12%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

Our non-GAAP operating income increased $21.2 million, or 80%, for 2024 compared to 2023. The increase was driven by increases of $5.8 million in income from operations, and $15.4 million in adjustments to reconcile income from operations to non-GAAP operating income, including a $9.0 million restructuring charge and an $8.4 million decrease in capitalized internally developed software costs..
Adjusted EBITDA increased $10.3 million, or 10%, for 2024 compared to 2023. The increase was primarily attributable to net income of $30.4 million for 2024, as compared to a net loss of $11.8 million for 2023, partially offset by a decrease in adjustments to reconcile adjusted EBITDA to net income (loss), including $43.5 million for income taxes and $2.5 million for stock-based compensation, partially offset by a $9.0 million restructuring charge and an $8.4 million increase in other losses, net.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2024) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations and, more recently, borrowings under our credit facilities. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of December 31, 2024 and 2023, we had cash and cash equivalents of $66.3 million and $100.4 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of December 31, 2024 is included in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services, which do not qualify for recognition on our consolidated balance sheet but which we consider non-cancellable. As of December 31, 2024, amounts to be spent under non-cancellable purchase obligations were $18.4 million over the next twelve months, and approximately $9 million in 2026.
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
Share Repurchase Program: We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024 and October 29, 2024 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million and $25 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Program are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Program are retired. We expect to fund repurchases with existing cash and cash equivalents. During 2024, we repurchased 6.5 million shares of Class A common stock for $80.4 million, including costs associated with the repurchases.

We believe our current cash and cash equivalents and future cash flow from operations, as well as access to our credit facility with JPMorgan Chase Bank and a syndicate of other lenders, subject to customary borrowing conditions, will be sufficient to meet our ongoing working capital, capital expenditure and other liquidity requirements for the next twelve months and beyond.
Credit Facility: On September 26, 2023, we, including three of our wholly-owned subsidiaries, entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. On October 1, 2024, we entered into an amendment to the Credit Agreement which, among other things, permits us to acquire an unrestricted subsidiary and/or to invest up to an aggregate of $15 million in unrestricted subsidiaries in any fiscal year, subject to standard provisions and limitations for unrestricted subsidiaries. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our credit facility as of December 31, 2024 or 2023. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of December 31, 2024 and 2023. See Note 7–Debt in the notes to the consolidated financial statements for further discussion.
Warehouse Line of Credit: NDL, a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale or a minimum rate of 6%, and are secured by the underlying promissory notes of the mortgage loans held for sale as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2026. NDL had $2.5 million outstanding under the warehouse line of credit as of December 31, 2024, which is included in accrued expenses and other current liabilities on our consolidated balance sheet. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity, and insurance requirements. NDL was in compliance with all covenants as of December 31, 2024. See Note 7–Debt in the notes to the consolidated financial statements for further discussion.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

(in millions)
Year Ended December 31,	2024	2023	2022
Net cash provided by operating activities	$71.8	$72.1	$25.0
Net cash used in investing activities	(29.7)	(29.5)	(100.3)
Net cash used in financing activities	(76.5)	(26.2)	(8.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	$(34.1)	$16.5	$(83.9)
A discussion and analysis of our changes in cash flows for 2024 compared to 2023 is presented below. For a discussion of our cash flows for 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Operating activities
Net cash provided by operating activities decreased $0.3 million in 2024 compared to 2023 as the impact of net income of $30.4 million in 2024 as compared to a net loss of $11.8 million in 2023 was more than offset by a $41.4 million decrease in non-cash charges and a $1.1 million increase in net cash outflow from changes in operating assets and liabilities. The decrease in non-cash charges was primarily due to a $45.6 million decrease in deferred taxes, partially offset by a $5.7 million increase in other losses, net. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to increases of $37.7 million for accounts receivable and $5.1 million for other liabilities, partially offset by decreases of $14.9 million for accrued expenses and other current liabilities, $8.4 million for accounts payable, $2.6 million for prepaid expenses and other current assets, and $2.1 million for mortgage loans held for sale, as well as a $14.0 million payment for contingent consideration in 2023.

Investing activities
Net cash used in investing activities increased $0.2 million in 2024 compared to 2023, primarily due to an $8.1 million purchase of an investment and $0.3 million of cash paid, net of cash acquired, for our acquisition of NDL in 2024, substantially offset by an $8.1 million decrease in capitalized software development costs.
Financing activities
Net cash used in financing activities increased $50.3 million in 2024, primarily due to a $60.1 million increase in repurchases of Class A common stock, a $3.9 million decrease from exercises of stock options and a $2.0 million net payment on our warehouse line of credit, partially offset by a $16.9 million payment in 2023 for contingent consideration recorded at the acquisition date.
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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As a result of the goodwill impairment assessments in 2024, 2023 and 2022, we determined that it was not more likely than not that the fair value of its single reporting unit was less than its carrying amount. As such, goodwill was not impaired during 2024, 2023 or 2022.
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
Based on our past assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we had previously maintained a valuation allowance against our net U.S. deferred tax assets as of December 31, 2023. During the three months ended December 31, 2024, we concluded that it was more likely than not that our net U.S.Federal and majority state deferred tax assets would be realized, with a significant improvement in our profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly we recorded a valuation allowance release of $27.2 million. We continue to maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of December 31, 2024. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

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
Foreign Currency Exchange Risk
Significantly all of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling and the Canadian dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., UK and Canada. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2024, 2023 and 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We had cash and cash equivalents of $66.3 million and $100.4 million as of December 31, 2024 and 2023, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NerdWallet, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NerdWallet, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
February 19, 2025
We have served as the Company’s auditor since 2015.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are in thousands and per share amounts)
As of December 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66.3	$100.4
Accounts receivable—net	102.2	75.5
Prepaid expenses and other current assets	28.2	22.5
Total current assets	196.7	198.4
Property, equipment and software—net	43.0	52.6
Goodwill	112.4	111.5
Intangible assets—net	33.3	46.9
Deferred tax asset—noncurrent	45.6	—
Right-of-use assets	5.3	7.2
Other assets	1.3	2.0
Total Assets	$437.6	$418.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8.9	$1.7
Accrued expenses and other current liabilities	51.2	35.6
Total current liabilities	60.1	37.3
Other liabilities—noncurrent	13.3	14.4
Total liabilities	73.4	51.7
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 74,108 and 76,940 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	530.9	483.7
Accumulated other comprehensive loss	(0.2)	(0.3)
Accumulated deficit	(166.5)	(116.5)
Total stockholders’ equity	364.2	366.9
Total Liabilities and Stockholders’ Equity	$437.6	$418.6

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
Year Ended December 31,	2024	2023	2022
Revenue	$687.6	$599.4	$538.9
Costs and Expenses:
Cost of revenue	63.5	54.0	39.8
Research and development	82.5	80.5	77.6
Sales and marketing	470.6	401.5	375.6
General and administrative	61.6	59.8	58.2
Change in fair value of contingent consideration related to earnouts	—	—	6.7
Total costs and expenses	678.2	595.8	557.9
Income (Loss) From Operations	9.4	3.6	(19.0)
Other income (expense), net:
Interest income	4.8	3.6	1.5
Interest expense	(0.7)	(0.8)	(2.5)
Other losses, net	(8.5)	(0.1)	—
Total other income (expense), net	(4.4)	2.7	(1.0)
Income (loss) before income taxes	5.0	6.3	(20.0)
Income tax provision (benefit)	(25.4)	18.1	(9.8)
Net Income (Loss)	$30.4	$(11.8)	$(10.2)

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.40	$(0.15)	$(0.14)
Diluted	$0.38	$(0.15)	$(0.14)
Weighted-average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	76.5	76.7	70.6
Diluted	78.9	76.7	70.6

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)
Year Ended December 31,	2024	2023	2022
Net Income (Loss)	$30.4	$(11.8)	$(10.2)
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.1	0.6	(1.4)
Comprehensive Income (Loss)	$30.5	$(11.2)	$(11.6)

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance as of December 31, 2021	66,722	$—	$331.6	$0.5	$(74.5)	$257.6
Issuance of Class A common stock upon exercise of stock options	1,346	—	7.7			7.7
Vesting of early exercised stock options	—	—	0.2			0.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	1,521	—				—
Class A common stock surrendered for employees’ tax liability upon settlement of restricted stock units	(44)	—	(0.6)			(0.6)
Issuance of Class A common stock under Employee Stock Purchase Plan	640	—	4.5			4.5
Issuance of Class A common stock for business combination	4,935	—	43.2			43.2
Stock-based compensation			40.7			40.7
Other comprehensive loss				(1.4)		(1.4)
Net loss					(10.2)	(10.2)
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,584	—	10.2			10.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,253	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(95)	—	(1.1)			(1.1)
Issuance of Class A common stock under Employee Stock Purchase Plan	346	—	3.0			3.0
Repurchase of Class A common stock	(2,268)	—			(20.0)	(20.0)
Stock-based compensation			44.3			44.3
Other comprehensive income				0.6		0.6
Net loss					(11.8)	(11.8)
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	968	—	6.3			6.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,709	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(150)	—	(2.1)			(2.1)
Issuance of Class A common stock under Employee Stock Purchase Plan	127	—	1.4			1.4
Repurchase of Class A common stock	(6,486)	—			(80.4)	(80.4)
Stock-based compensation			41.6			41.6
Other comprehensive income				0.1		0.1
Net income					30.4	30.4
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2024	2023	2022
Operating Activities:
Net income (loss)	$30.4	$(11.8)	$(10.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48.4	48.2	37.0
Stock-based compensation	37.7	38.8	34.4
Change in fair value of contingent consideration related to earnouts	—	—	6.7
Deferred taxes	(46.1)	(0.5)	(12.6)
Non-cash lease costs	2.2	2.8	2.6
Other losses, net	8.6	2.9	1.3
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(27.0)	10.7	(18.7)
Prepaid expenses and other assets	(1.8)	(4.4)	(0.7)
Mortgage loans held for sale	2.1	—	—
Accounts payable	6.6	(1.8)	(5.6)
Accrued expenses and other current liabilities	12.5	(2.4)	5.8
Payment of contingent consideration	—	(14.0)	(11.5)
Operating lease liabilities	(3.4)	(3.1)	(2.4)
Other liabilities	1.6	6.7	(1.1)
Net cash provided by operating activities	71.8	72.1	25.0
Investing Activities:
Purchase of investment	(8.1)	—	—
Capitalized software development costs	(20.7)	(28.8)	(27.6)
Purchase of property and equipment	(0.6)	(0.7)	(4.6)
Business combinations, net of cash acquired	(0.3)	—	(68.1)
Net cash used in investing activities	(29.7)	(29.5)	(100.3)
Financing Activities:
Payment of contingent consideration	—	(16.9)	(19.0)
Net repayment on warehouse line of credit	(2.0)	—	—
Proceeds from line of credit	—	7.5	70.0
Payments on line of credit	—	(7.5)	(70.0)
Payment of debt issuance costs	—	(1.4)	—
Proceeds from exercise of stock options	6.3	10.2	7.7
Issuance of Class A common stock under Employee Stock Purchase Plan	1.4	3.0	4.5
Tax payments related to net-share settlements on restricted stock units	(2.1)	(1.1)	(0.6)
Payment of offering costs related to initial public offering	—	—	(1.0)
Repurchase of Class A common stock	(80.1)	(20.0)	—
Net cash used in financing activities	(76.5)	(26.2)	(8.4)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	(34.1)	16.5	(83.9)
Cash and Cash Equivalents:
Beginning of year	100.4	83.9	167.8
End of year	$66.3	$100.4	$83.9

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2024	2023	2022

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.4	$0.5	$0.9
Repurchases of Class A common stock recorded in accrued expenses and other current liabilities	0.3	—	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$16.0	$13.5	$4.0
Cash paid for interest	0.3	0.3	1.9
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3.9	$3.7	$3.1
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
Basis of Consolidation and Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2024.
Segments—Operating segments are defined as components of an enterprise for which discrete financial information is available that is reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who regularly reviews consolidated net income (loss) as reported on the consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance, including non-GAAP operating income (loss) and adjusted EBITDA which are key performance indicators to assess operational efficiency and profitability. As a result, the Company has concluded that it has one operating segment. The measure of segment assets is presented as total assets in the consolidated balance sheets. Significantly all of the Company’s revenue in 2024, 2023 and 2022 was from customers located in the United States. Significantly all of the Company’s long-lived assets as of December 31, 2024 and 2023 were located in the United States.
Components of segment costs and expenses, along with a reconciliation to income (loss) from operations, are as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Revenue	$687.6	$599.4	$538.9

Costs and Expenses:
Performance marketing	297.4	206.5	168.4
Brand marketing	68.6	84.4	106.3
Personnel-related expenses[1]	178.2	190.0	180.3
Stock-based compensation[1]	40.1	44.3	40.7
Capitalized internally developed software costs	(24.0)	(32.4)	(33.7)
Depreciation and amortization	48.4	48.2	37.0
Other segment costs and expenses[2]	69.5	54.8	58.9
Total costs and expenses	678.2	595.8	557.9
Income (loss) from operations	$9.4	$3.6	$(19.0)
(1)    Gross of capitalized internally developed software costs.
(2)    Primarily includes cost of revenue and non-personnel-related operating expenses (each excluding depreciation and amortization), restructuring charges, and acquisition-related retention and expenses.
Other segment items included in consolidated net income (loss) are presented in the consolidated statements of operations, and comprised of other income (expense), net, and income tax provision (benefit).
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include determination of stock-based compensation, capitalization of software development costs, valuation of contingent consideration, valuation of goodwill and intangible assets, determination of associated useful lives of intangible assets and valuation of deferred tax assets. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $36.8 million and $89.8 million as of December 31, 2024 and 2023, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
The Company had two customers which accounted for 14% and 13% of total accounts receivable as of December 31, 2024, and one customer which accounted for 14% of total accounts receivable as of December 31, 2023. The Company had two customers which accounted for 22% and 11% of revenue in 2024, two customers which accounted for 13% and 11% of revenue in 2023, and one customer which accounted for 12% of revenue in 2022. The Company’s customers are considered to be financial services providers (e.g., banks, credit card issuers, lenders, investment brokers and other entities) that seek to reach and receive leads, matches and referrals to the Company’s substantial audience of consumers (including SMBs) in exchange for agreed-upon fees.
Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the respective local currency. All assets and liabilities accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included as a separate component in the consolidated statement of comprehensive income (loss), and in effect of exchange rate changes on cash and cash equivalents in the consolidated statement of cash flows. Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved, are included in other losses, net in the consolidated statement of operations and were immaterial for all periods presented.
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
The carrying values of the Company’s cash and cash equivalents, accounts receivable-net, and accounts payable and other accrued expenses are deemed to approximate fair value due to their short-term and highly liquid nature.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount or amounts due from customers via affiliate relationships at the end of each month. Invoiced amounts do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Accounts receivable are past due when they are outstanding longer than the contractual payment terms. The Company determines an allowance for credit losses by considering available information, including the length of time accounts receivable are past due, previous loss history, and reasonable and supportable expectations regarding the specific customer’s ability to pay its financial obligations. If the Company becomes aware of changes in circumstances that are indicative of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in operating results or changes in financial position, estimates of the allowance for credit losses are further adjusted. The allowance for credit losses was $0.5 million and $1.3 million as of December 31, 2024 and 2023, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.
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
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. As of December 31, 2024, the Company has not recorded material measurement period adjustments in connection with its business combinations.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill—The Company evaluates goodwill for impairment annually during the fourth quarter, or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if so, the quantitative test is performed. Under the qualitative assessment, factors that are considered include industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit. Under the quantitative test, the Company first compares the carrying value of each reporting unit to its estimated fair value and, if the fair value is determined to be less than the carrying value, an impairment loss would be recognized for the difference.
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
Impairment of Long-Lived Assets—The Company reviews long-lived assets, including property and equipment, capitalized software development costs, intangible assets and right-of-use (ROU) assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets or asset groups to be held and used is measured first by a comparison of the carrying amount of an asset or asset group to future undiscounted net cash flows expected to be generated by the asset or asset group. If such assets or asset group are considered to be impaired, an impairment loss would be recognized based on the excess of the carrying amount of the asset above the fair value of the asset or asset group.
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
Under revenue recognition guidance, revenue is recognized when performance obligations under the terms of a contract with a financial services partner are satisfied and promised goods and services have transferred to the partner, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Services are generally transferred to the financial services partner at a point in time, and the performance obligation is a series of distinct actions, leads or clicks.
For revenue generated from revenue per action or revenue per funded loan arrangements in which fees are earned from financial services partners for approved actions, such as when credit cards are issued to consumers or when loans to consumers are funded, the Company’s contractual right to fees is not contemporaneous with the satisfaction of the performance obligation to match the consumer with the financial services partner. As a result, the transaction price is considered variable and an estimate of the constrained transaction price is recorded as revenue when the match occurs, subject to a constraint. Constrained revenue is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company records a contract asset, which is included within prepaid expenses and other current assets in the consolidated balance sheet, at the end of each reporting period related to the estimated variable consideration on fees for which the Company has satisfied the related performance obligation but are still pending the financial product approval before the Company has a contractual right to payment. Various factors are analyzed to estimate the constrained revenue, including the Company’s historical approval rates and historical time between when a consumer request for a financial product is delivered to a financial services partner and when the consumer meets the achievement or attainment requirements of the financial services partner. The time between satisfaction of the Company’s performance obligation and when the Company’s right to consideration becomes unconditional is generally less than 90 days and no significant judgment is required in determining whether the estimate of variable consideration should be constrained. The Company records a deferred revenue liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheet, for fees received related to unsatisfied performance obligations at the end of each reporting period, with the performance obligations expected to be satisfied in the following reporting period.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For revenue generated from revenue per lead or revenue per click in which fees are earned from customers when a consumer clicks on a tagged link to the customer’s website or lead is delivered to the customer, the Company’s contractual right to fees is contemporaneous with the satisfaction of the performance obligation to match the consumer with the customer. The Company’s services are generally transferred to the customer at a point in time, when the performance obligation is met, based on reliable indicators of completion.
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
Components of sales and marketing expenses are as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Performance marketing	$297.4	$206.5	$168.4
Brand marketing	68.6	84.4	106.3
Organic and other marketing	104.6	110.6	100.9
Total sales and marketing	$470.6	$401.5	$375.6
Advertising expense includes performance and brand marketing, as well as certain external organic and other marketing costs, and is expensed as incurred. Advertising expense totaled $370.3 million, $294.7 million, and $278.9 million for 2024, 2023 and 2022, respectively.
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
Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities-noncurrent in the consolidated balance sheets.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—The Company has granted stock-based awards, including restricted stock units (RSUs), stock options and purchase rights granted under our employee stock purchase plan (ESPP), to employees, directors and non-employees. The Company measures compensation expense for stock-based awards based on the estimated fair value of the awards on the date of grant.
RSUs: The fair value of RSUs is estimated based on the fair value of our Class A common stock on the grant date.
Stock Options:The fair value of stock options is estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the grant date fair value of stock-based awards. These assumptions include:
•Fair Value of Class A Common Stock—The fair value of the Company’s Class A common stock is determined on the grant date using the closing price of the Company’s Class A common stock.
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding, and is estimated as the expected term based on the simplified method.
•Expected Volatility—Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Since the Company does not have sufficient trading history of its Class A common stock, the Company estimates the expected volatility by taking the average historical volatility of a group of comparable publicly-traded companies over a period equal to the expected term of the awards.
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option award.
•Expected Dividend—The Company utilizes a dividend yield of zero, as the Company does not currently issue dividends and does not expect to do so in the future.
ESPP: The fair value of purchase rights granted under the Company’s ESPP is estimated using the component measurement approach with valuations of the components based on the Company’s stock price on the grant date and/or the Black-Scholes-Merton option-pricing model, as appropriate for the applicable components.
The fair value of stock-based awards with only a service condition and that are expected to vest is recognized as compensation expense on a straight-line basis over the requisite service period. The fair value of stock-based awards with performance-conditions is recognized as compensation expense over the requisite service period using the accelerated attribution method based on an assessment of the probability of achieving the requisite performance metrics. The requisite service period of awards is generally the same as the vesting period of the respective awards. The Company recognizes forfeitures as they occur for equity awards with a service condition.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Basic and Diluted Share—The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. The Company considers early exercised share options to be participating securities. The impact of early exercised share options on basic and diluted EPS was immaterial for 2024, 2023 and 2022.
Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The dilutive effect of outstanding awards and convertible securities is reflected in diluted EPS by application of the treasury stock method.
The rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. See Note 10–Stockholders’ Equity for further discussion. As the liquidation and dividend rights are identical for Class A and Class B common stock, the undistributed earnings are allocated on a proportional basis and the resulting net income (loss) attributable to common stockholders is the same for Class A and Class B common stock on an individual or combined basis.
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
Recently Adopted Accounting Pronouncement—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the provisions of ASU 2023-07 for the year ending December 31, 2024, and applied the guidance retrospectively to all prior periods presented in the financial statements. Given the disclosure focus of ASU 2023-07, the adoption of this new standard did not have an effect on the Company’s financial position and results of operations in its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. The guidance in ASU 2023-09 is effective on an annual basis and will be required to be applied for the year ending December 31, 2025 for public business entities, or the year ending December 31, 2026 for EGCs under the JOBS Act accounting election. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis, but retrospective application is permitted.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-09), which requires additional disclosure of certain costs and expenses within the notes to the financial statements. The guidance in ASU 2024-03 is effective for annual reporting periods beginning with the year ending December 31, 2027, and for interim reporting periods beginning in 2028. Early adoption is permitted and the guidance may be applied on a prospective or retrospective basis.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Given the disclosure focus of both ASU 2023-09 and ASU 2024-03, the applications of these new standards will not have an effect on the Company’s financial position and results of operations in its consolidated financial statements.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

(in millions)
Year Ended December 31,	2024	2023	2022
Insurance	$191.6	$45.0	$34.5
Credit cards	176.4	209.7	210.3
SMB products	109.8	101.2	91.4
Loans	84.5	101.6	109.1
Emerging verticals	125.3	141.9	93.6
Total revenue	$687.6	$599.4	$538.9
During 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, all of which was recognized during the three months ended March 31, 2024. The deferred revenue balance as of December 31, 2024 was $0.2 million, which decreased compared to December 31, 2023 due to timing differences in customer payments. Revenue recognized during 2023 and 2022 which was deferred as of the prior year end was immaterial.
The contract asset recorded within prepaid expenses and other current assets on the consolidated balance sheet related to estimated variable consideration was $6.8 million and $5.5 million as of December 31, 2024 and 2023, respectively.
Insurance revenue is primarily generated through revenue per click arrangements. Credit cards revenue is primarily generated through revenue per action arrangements. SMB products revenue is primarily generated through revenue per funded loan, revenue per action and revenue per lead arrangements. Loans revenue is primarily generated through revenue per funded loan and revenue per lead arrangements. Emerging verticals revenue is primarily generated through revenue per click, revenue per action and revenue per lead arrangements.
3.Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2024
Assets:
Cash and cash equivalents—money market funds	$36.8	$—	$—	$36.8
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	2.6	—	2.6
	$36.8	$4.8	$—	$41.6

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2023
Assets:
Cash and cash equivalents—money market funds	$89.8	$—	$—	$89.8
Certificate of deposit	—	2.1	—	2.1
	$89.8	$2.1	$—	$91.9

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 liabilities previously consisted entirely of contingent consideration, and the changes in fair values were as follows:

(in millions)
Year Ended December 31,	2023
Balance as of beginning of year	$30.9
Payment	(30.9)
Balance as of end of year	$—
Contingent consideration liabilities related to acquisitions were previously measured at fair value each reporting period using Level 3 unobservable inputs. As of December 31, 2022, Fundera, Inc.’s revenue and profitability milestones for 2022 were achieved and the contingent consideration liability was recorded at the full payout amount, with the contingent consideration liability paid in full during 2023.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
During 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. During the three months ended December 31, 2024, the Company became aware of certain developments and circumstances that indicated that there was a decline in the fair value of this investment. As a result, the Company performed an assessment of the equity investment, including a review of the financial condition, operating results and liquidity prospects of the equity issuer. Based on this assessment, the Company concluded that the equity investment was fully impaired as of December 31, 2024, and recorded an impairment loss of $8.1 million during 2024 which is included in other losses, net on both the Company’s consolidated statements of operations and of cash flows.
4.Significant Consolidated Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

(in millions)
As of December 31,	2024	2023
Prepaid expenses	$14.6	$13.5
Contract assets	6.8	5.5
Certificate of deposit	2.2	2.1
Mortgage loans held for sale	2.6	—
Other current assets	2.0	1.4
Total prepaid expenses and other current assets	$28.2	$22.5
Property, equipment and software, net consisted of the following:

(in millions)
As of December 31,	2024	2023
Capitalized software development costs	$124.6	$120.1
Office equipment	4.2	4.4
Furniture and fixtures	1.4	1.5
Leasehold improvements	2.3	2.3
Total property, equipment and software	132.5	128.3
Accumulated depreciation and amortization	(89.5)	(75.7)
Total property, equipment and software—net	$43.0	$52.6

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalized $24.2 million, $34.0 million and $34.1 million of software development costs, and recorded amortization expense of $32.8 million, $28.9 million and $22.1 million, during 2024, 2023 and 2022, respectively. No losses on disposal related to software development costs were recorded in 2024, 2023 or 2022.
Depreciation and amortization, exclusive of amortization of capitalized software development costs and intangible assets, was $2.2 million, $2.3 million and $1.9 million in 2024, 2023 and 2022, respectively.
Accrued expenses and other current liabilities consisted of the following:

(in millions)
As of December 31,	2024	2023
Unbilled accounts payable	$33.7	$21.2
Accrued compensation	4.8	4.5
Income taxes payable	3.1	—
Warehouse line of credit	2.5	—
Operating lease liabilities	2.3	3.4
Deferred revenue	0.2	4.1
Other accrued expenses	4.6	2.4
Total accrued expenses and other current liabilities	$51.2	$35.6
Other liabilities—noncurrent consisted of the following:

(in millions)
As of December 31,	2024	2023
Deferred tax liability, net	$0.2	$0.7
Operating lease liabilities	4.1	6.2
Unrecognized tax benefit liability	8.8	7.2
Other noncurrent liabilities	0.2	0.3
Total other liabilities—noncurrent	$13.3	$14.4
5.Business Combinations
Next Door Lending LLC—On October 1, 2024, the Company acquired all outstanding equity interests of Next Door Lending LLC (NDL), a mortgage brokerage, for a purchase consideration of $1.0 million in cash. The acquisition of NDL is intended to allow the Company to provide mortgage shoppers with more hands-on guidance.
The acquisition has been accounted for as a business combination. The fair value of assets acquired totaled $7.2 million, and was primarily comprised of $0.7 million of cash and cash equivalents, $4.7 million of mortgage loans held for sale, $1.1 million of contract assets, and $0.4 million for an ROU asset. The fair value of liabilities assumed totaled $7.1 million, and was primarily comprised of $2.1 million of accounts payable and accrued expenses and $4.6 million of short-term borrowings under a warehouse line of credit, and $0.4 million for lease liabilities. The Company recorded $0.9 million of goodwill for this business acquisition.
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
NDL’s contribution following the closing of the acquisition through December 31, 2024 was not material to the Company’s revenue and operating income for 2024, Pro forma results of operations have not been provided to reflect the NDL acquisition as such results would not have been materially different from the Company’s reported results.

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
Half of the stock consideration was subject to a lockup arrangement whereby such shares may not be sold or otherwise transferred prior to expiration of the 24-month period following the acquisition date.
Retention Agreements and Inducement Awards
Concurrently with the closing of the acquisition, the Company provided employment offer letters to OTB’s employees, including compensatory retention agreements with the co-founders of OTB which could result in up to $15.0 million of cash awards. Cash awards under these retention agreements are payable in equal installments on the first, second and third anniversary dates of the closing of the acquisition. Also concurrently with the closing of the acquisition, the Compensation Committee of the Company’s Board of Directors granted RSU awards under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan (the Inducement Plan) to employees of OTB who were offered employment with the Company, which RSU awards had an aggregate grant date fair value on the acquisition date of $17.5 million, including $12.8 million of RSU awards to the co-founders of OTB, $2.3 million of RSU awards to six non-management employees of OTB and $2.4 million of RSU awards to all fourteen employees of OTB. The $12.8 million of RSU awards to the co-founders of OTB will generally vest in full upon the third anniversary of the closing of the acquisition. The $2.3 million of RSU awards to non-management employees of OTB will generally vest annually over four years, with 20% of the RSUs subject to vest on each of the first, second and third annual vesting dates and the remaining 40% of the RSUs subject to vest on the fourth annual vesting date. The $2.4 million of RSU awards granted to all employees of OTB will generally vest over four years subject to a one-year cliff and quarterly vesting thereafter. RSU awards under the Inducement Plan are subject to the conditions of the Inducement Plan and the terms and conditions of the grant agreements covering such awards. Compensation expenses under these employment offer letters and vesting of awards under these retention agreements and Inducement Plan are generally subject to the employees’ continued employment with the Company, and the fair value of such compensation and awards are excluded from the purchase price and accounted for separately from the business combination. The value of cash awards under these retention agreements are generally recognized as compensation expense ratably over the three-year period following the close of the acquisition. The value of RSU awards under the Inducement Plan are generally recognized as stock-based compensation ratably over the respective vesting terms of the awards.

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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information for the year ended December 31, 2022 is presented as if the OTB acquisition, including the related debt financing, was completed on January 1, 2021. The pro forma financial information includes the historical operating results of the Company and OTB prior to the acquisition, with adjustments directly attributable to the acquisition. Pro forma adjustments have been made to reflect the incremental intangible asset amortization to be incurred based on the preliminary fair values and useful lives of each identifiable intangible asset, incremental stock-based compensation related to inducement equity awards, incremental compensation related to cash retention agreements, incremental interest expense related to debt drawn to finance the cash portion of the purchase price, the adjustment of acquisition-related expenses, and the related tax effects of pro forma adjustments for the respective periods.The unaudited pro forma financial information is as follows:

(in millions)
Year Ended December 31,	2022
Revenue	$583.9
Net loss	(21.9)
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
6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)
Year Ended December 31,	2024	2023
Balance as of beginning of year	$111.5	$111.2
Acquisition	0.9	—
Foreign currency translation adjustment	—	0.3
Balance as of end of year	$112.4	$111.5
No impairment charges have been recorded for goodwill in 2024, 2023 or 2022.
Intangible assets with definite lives related to the following:

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024
Technology	2.5	$55.5	$(30.9)	$24.6
User base	2.8	19.4	(11.6)	7.8
Customer relationships	0.8	12.2	(11.3)	0.9
Trade names		0.4	(0.4)	—
Total		$87.5	$(54.2)	$33.3

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2023
Technology	3.5	$55.3	$(21.1)	$34.2
User base	3.8	19.4	(8.8)	10.6
Customer relationships	1.8	12.2	(10.1)	2.1
Trade names		0.4	(0.4)	—
Total		$87.3	$(40.4)	$46.9
Amortization expense related to definite-lived intangible assets was $13.7 million, $17.3 million and $13.0 million in 2024, 2023 and 2022, respectively.
Estimated future amortization expense as of December 31, 2024 is as follows:

(in millions)
Years Ending December 31,	Amortization
2025	$13.5
2026	12.6
2027	7.2
Total	$33.3
No impairment charges have been recorded for intangible assets in 2024, 2023 or 2022.
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
There was no outstanding balance under the Credit Agreement at December 31, 2024 or 2023. The available amount to borrow under the Credit Facility was $123.9 million and $123.7 million at December 31, 2024 and 2023, respectively, which was equal to the available amount under the agreement of $125.0 million net of letters of credit of $1.1 million and $1.3 million, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, engage in mergers, consolidations, liquidations or acquisitions, enter into new lines of business not related to the Company’s current lines of business, make certain investments, make distributions on or repurchase its equity securities, engage in transactions with affiliates, or enter into certain hedging obligations. Events of default under the Credit Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lenders to terminate commitments and accelerate the maturity of borrowings under the Credit Facility if not cured within applicable grace periods. The Company was in compliance with all covenants as of December 31, 2024 and 2023, respectively.
On July 7, 2022, the Company borrowed $70.0 million under the Prior Credit Agreement to finance the cash portion of the purchase consideration for the acquisition of OTB. This borrowing was fully repaid by the Company in December 2022.
Warehouse Line of Credit—NDL maintains a $15.0 million warehouse line of credit to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the interest rate of the underlying mortgage loans held for sale, subject to a 6% minimum, and are secured by the underlying promissory notes of the mortgage loans held for sale, as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2026. NDL had $2.5 million outstanding under the warehouse line of credit with a weighted-average interest rate of 6.77% as of December 31, 2024, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The warehouse line of credit requires NDL to comply with minimum tangible net worth, liquidity and insurance requirements. NDL was in compliance with all covenants as of December 31, 2024.
8.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. See Note 7–Debt and Note 9–Leases for further discussion.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of December 31, 2024 or 2023.
9.Leases
Components of operating lease costs are as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Operating lease cost	$2.9	$3.4	$3.4
Sublease income	(0.5)	—	—
Net lease cost	$2.4	$3.4	$3.4
Lease term and discount rate are as follows:

As of December 31,	2024	2023
Weighted-average remaining lease term (years)	3.6	4.0
Weighted-average discount rate	5.4%	5.3%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the Company entered into a sublease agreement for a portion of the Company’s office space in San Francisco. The sublease expires concurrently with the corresponding head lease, but does not relieve the Company of its obligations under the head lease. The Company determined that the sublease arrangement was an operating lease at inception, and is recognizing sublease income on a straight-line basis over the sublease term as a reduction of rent expense. As a result of the sublease, the Company evaluated the associated head lease ROU asset and sublease-related furniture and fixtures and leasehold improvements for impairment, as the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company estimated the fair value of these assets as of the effective date of the sublease agreement using an income approach based on expected future cash flows from the subleased property. The Company recognized impairment charges of $1.6 million related to the sublease which are included in general and administrative expense on the consolidated statements of operations, including a $1.4 million impairment of ROU asset and $0.2 million of loss on disposal of sublease-related furniture and fixtures and leasehold improvements, in 2023.
ROU assets were $5.3 million and $7.2 million as of December 31, 2024 and 2023, respectively.
The maturities of lease liabilities as of December 31, 2024 are as follows:

(in millions)
Years Ending December 31,	Amount
2025	$2.6
2026	1.4
2027	1.3
2028	1.3
2029	0.5
Total undiscounted cash flows	$7.1
Less: imputed interest	(0.7)
Present value of lease liabilities	$6.4
Less: lease liabilities, current	(2.3)
Total lease liabilities, noncurrent	$4.1
10.Stockholders’ Equity
Preferred Stock—Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors may fix the rights, preferences, privileges and restrictions of the preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. There were no shares of preferred stock outstanding as of December 31, 2024 or 2023.
Common Stock—Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 296.7 million shares of common stock with a par value of $0.0001 per share, including 265.0 million shares of Class A common stock and 31.7 million shares of Class B common stock.
Holders of all classes of common stock are entitled to dividends when, as and if, declared by the Company’s Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. The holder of each share of Class A common stock is entitled to one vote, while the holder of each share of Class B common stock is entitled to 10 votes.
Shares of Class B common stock are convertible, at any time at the option of the holder, into an equal number of shares of Class A common stock and automatically convertible upon Transfer, which is defined as any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such share or any legal or beneficial interest in such share, whether or not for value and whether voluntary or involuntary or by operation of law.
As of December 31, 2024 and 2023, there were 42.4 million and 45.3 million shares of Class A common stock issued and outstanding, respectively. Shares of Class B common stock issued and outstanding were 31.7 million as of both December 31, 2024 and 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program—The Company announced on May 2, 2023 that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of its Class A common stock and, following the Company’s utilization of that share repurchase authorization, the Company announced on October 26, 2023, September 9, 2024 and October 29, 2024 that its Board of Directors approved additional share repurchase authorizations under which the Company may repurchase up to an additional $30 million, $50 million and $25 million, respectively, of its Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of the Company’s Class A common stock to reduce the Company’s outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate the Company to acquire any specific number of shares. The timing and terms of any repurchases under the Repurchase Program are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, the Company may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Program are retired. The Company repurchased 6.5 million shares of Class A common stock for $80.4 million, including costs associated with the repurchases, during 2024, and 2.3 million shares of Class A common stock for $20.0 million during 2023.
Common Shares Reserved for Future Issuance
The Company had reserved the following shares of Class A common stock for future issuance:

(in thousands)
As of December 31,	2024	2023
Shares outstanding from stock options and RSUs	7,904	10,900
Shares available for future equity award grants	13,642	10,345
Shares available for future ESPP offerings	1,249	607
Total shares reserved	22,795	21,852
Equity Incentive Plans—In 2012, the Company’s Board of Directors approved the adoption of the 2012 Equity Incentive Plan (the 2012 Plan). In October 2021, the Company’s Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the 2021 Plan) and the termination of the 2012 Plan.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, concurrent with the closing of the acquisition of OTB on July 11, 2022, the Compensation Committee of the Company’s Board of Directors granted RSU awards under the Inducement Plan to employees of OTB who were offered employment with the Company. See Note 5—Business Combination for further discussion. The 2021 Plan and the predecessor 2012 Plan, both as amended, along with the Inducement Plan (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, RSUs and restricted stock awards to employees, nonemployee directors and consultants of the Company. Options to purchase Class A common stock granted under the Plans continue to vest until the last day of employment and generally will vest 25% in the first year and monthly thereafter (for a total vesting period of 4 years), and expire 10 years from the date of grant. Class A common stock awards are generally issued to officers, directors, employees and consultants, and vest according to an award-specific schedule as approved by the Board of Directors.
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
A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2023	4,112	$10.84	6.3	$18.7
Granted[1]	220	$15.73
Exercised	(968)	$6.57
Cancelled/forfeited	(81)	$11.88
Balance as of December 31, 2024[1]	3,283	$12.40	6.2	$7.1
Vested and exercisable as of December 31, 2024	2,588	$12.30	5.8	$5.8
______________
(1)Includes 0.2 million of target award stock options with both service-based and performance-based conditions.
The weighted-average grant-date fair value of options granted during 2024 and 2022 was $9.08 and $5.54 per share, respectively. There were no options granted during 2023. The intrinsic value of options exercised was $8.0 million, $14.5 million and $6.7 million during 2024, 2023 and 2022, respectively.
During 2024, the Company granted 0.2 million of target award stock options with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based stock options are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based stock options are also subject to service-based vesting over a period of 3 years.
Total unrecognized compensation cost related to non-vested stock options granted under the Plans was $4.2 million as of December 31, 2024, with the cost expected to be recognized over a weighted-average period of 1.2 years.
The Company estimates the fair values of options awarded on the date of grant using the Black-Scholes-Merton option-pricing model, which requires inputs, including the fair value of common stock, expected term, expected volatility, risk-free interest and dividend yield.
The Company estimates the expected term of options using the simplified method described in Staff Accounting Bulletin Topic 14, as amended, as it does not have sufficient historical experience for determining the expected term of the awards granted. Expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The expected dividend yield is 0% as the Company has not paid, and does not expect to pay, cash dividends.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2024	2022
Expected volatility	58.1%	52.5%
Expected term (in years)	5.9	6.0
Risk-free interest rate	4.2%	2.6%
Restricted Stock Units—The Plans also provide for the issuance of RSUs of the Company’s common stock to eligible participants. These RSUs are subject to service-based vesting conditions, which are generally satisfied over four years.
A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant Date Fair Value
Nonvested as of December 31, 2023[1]	6,788	$12.42
Granted[2]	2,152	$14.63
Vested	(2,709)	$12.89
Forfeited[1]	(1,610)	$14.18
Nonvested as of December 31, 2024[2]	4,621	$12.57
______________
(1)Includes 0.2 million of target award RSUs with both service-based and performance-based conditions.
(2)Includes less than 0.1 million of target award RSUs with both service-based and performance-based conditions.

During 2024, the Company granted 0.1 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs are eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification of the attainment of the performance levels. These performance-based RSUs are also subject to service-based vesting over a period of three years.
The total fair value of shares that vested under RSUs was $37.0 million and $27.0 million during 2024 and 2023, respectively.
Unrecognized compensation cost related to RSUs was $47.9 million as of December 31, 2024, with these costs expected to be recognized over a weighted-average period of approximately 2.4 years.
Employee Stock Purchase Plan—The Company sponsors an ESPP which allows eligible employees to buy shares of the Company’s Class A common stock at a 15% discount of the stock’s market value on defined dates. The ESPP authorizes the issuance of 0.8 million shares of the Company’s Class A common stock under purchase rights granted to eligible employees, with automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. There were 0.1 million and 0.3 million shares of the Company’s Class A common stock purchased under the ESPP during 2024 and 2023, respectively. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.7 million and $3.6 million during 2024 and 2023, respectively. Unrecognized compensation cost related to the ESPP was $0.4 million as of December 31, 2024, with these costs expected to be recognized over a period of 0.3 years through the end of the respective purchase period. The impact of forfeitures under the ESPP are recognized as forfeitures occur.
The fair value of purchase rights granted under the ESPP were determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2024	2023
Expected volatility	54.3%	79.4%
Expected term (in years)	0.5	0.7
Risk-free interest rate	4.7%	4.9%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Research and development	$10.1	$11.2	$12.0
Sales and marketing	10.0	13.8	12.4
General and administrative	16.2	13.8	10.0
Total	$36.3	$38.8	$34.4
In addition, stock-based compensation of $3.8 million, $5.5 million and $6.3 million was capitalized related to software development costs in 2024, 2023 and 2022, respectively.
The Company recognized tax benefits for stock-based compensation arrangements of $10.9 million in 2024.
11.Income Taxes
Income (loss) before the provision for (benefit from) income taxes consisted of the following:

(in millions)
Year Ended December 31,	2024	2023	2022
Domestic	$7.7	$9.7	$(16.3)
Foreign	(2.7)	(3.4)	(3.7)
Total	$5.0	$6.3	$(20.0)
The components of the provision for (benefit from) income taxes are as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Current:
Federal	$17.8	$13.8	$2.0
State	2.9	4.8	1.9
Foreign	—	—	0.1
Total	20.7	18.6	4.0
Deferred:
Federal	(39.5)	—	(12.3)
State	(6.1)	—	(1.6)
Foreign	(0.5)	(0.5)	0.1
Total	(46.1)	(0.5)	(13.8)
Provision for (benefit from) income taxes	$(25.4)	$18.1	$(9.8)

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Tax at federal statutory rate	$1.1	$1.3	$(4.2)
Permanent items	(0.5)	(0.6)	0.3
Foreign rate differential	0.6	0.3	0.9
Stock-based compensation	1.3	1.2	1.0
Tax credits	(4.7)	(8.0)	(6.1)
Change in valuation allowance	(26.3)	20.0	(3.7)
Tax contingency and interest	1.5	1.9	1.3
State taxes	1.7	2.2	(0.7)
Non-deductible contingent consideration	—	—	1.4
Other	(0.1)	(0.2)	—
Tax at effective tax rate	$(25.4)	$18.1	$(9.8)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows:

(in millions)
As of December 31,	2024	2023
Deferred tax assets:
Accruals and reserves	$1.6	$2.0
State tax credits	12.1	11.0
Stock-based compensation	3.9	4.7
Capitalized research and development expenses	55.5	42.7
Net operating loss carryforwards	3.2	3.9
Lease liabilities	1.6	2.4
Other	0.4	—
Total gross deferred tax assets	78.3	66.7
Deferred tax liabilities:
Prepaid expense and other	(0.4)	(0.4)
ROU assets	(1.3)	(1.8)
Basis difference for fixed assets and intangibles	(17.1)	(25.1)
Total gross deferred tax liabilities	(18.8)	(27.3)
Valuation allowance for deferred tax assets	(14.1)	(40.1)
Net deferred tax asset (liability)	$45.4	$(0.7)
The net deferred tax liability is recorded in other liabilities—noncurrent on the Company’s consolidated balance sheet.
The valuation allowance for deferred tax assets decreased $26.0 million in 2024, increased $20.8 million in 2023, and decreased $3.1 million in 2022, with changes in the valuation allowance recognized as an income tax provision (benefit) in the consolidated statements of operations.
As part of the acquisition of OTB on July 11, 2022, the Company recorded identified intangible assets of $50.1 million. As these identified intangible assets are not deductible for U.S. tax purposes, a related deferred tax liability of $12.1 million was recognized, which provided an additional source of taxable income to support the realization of a portion of the Company’s pre-existing U.S. deferred tax assets. As the Company had previously established a full valuation allowance against its net U.S. deferred tax assets, the Company reduced its deferred tax asset valuation allowance by a corresponding $12.1 million.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, the Company has federal net operating loss carryforwards (NOLs) of $0.2 million, which, if not utilized, will begin to expire in 2034. As of December 31, 2024, the Company has state NOLs of $14.2 million. The majority of state NOLs, if not utilized, will begin to expire on various dates beginning in 2032.
In addition, as of December 31, 2024, the Company has $20.6 million of California research and development credit carryforwards, which can be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Utilization of the Company’s federal and state NOLs and tax credit carryforwards, as well as of other temporary differences, is dependent upon the generation of sufficient taxable income in future periods. In the Company’s ongoing assessment of all available evidence, both positive and negative, the Company considers the scheduled reversal of deferred tax liabilities, the Company’s future operating model and the expected impacts on future profitability, and prudent and feasible tax-planning strategies. The Company had previously maintained a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023. During the three months ended December 31, 2024, the Company concluded that it was more likely than not that the Company will be able to fully realize its net U.S. Federal and majority state deferred tax assets, with a significant improvement in the Company’s profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly recorded a valuation allowance release of $27.2 million. The Company continues to maintain a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of December 31, 2024. The valuation allowance for deferred tax assets was $14.1 million and $40.1 million as of December 31, 2024 and 2023, respectively, with the decrease in 2024 primarily due to the $27.2 million release of the valuation allowance on net U.S. Federal and majority state deferred tax assets. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.
A reconciliation of unrecognized tax benefits, excluding accrued interest and penalties, are as follows:

(in millions)
Year Ended December 31,	2024	2023	2022
Balance as of beginning of year	$11.9	$9.9	$8.4
Increases related to prior year tax positions	0.5	0.5	—
Decreases related to prior year tax positions	—	(1.1)	(0.2)
Expiration of statute of limitations	(0.1)	(0.4)	—
Current year increases	1.3	3.0	1.7
Balance as of end of year	$13.6	$11.9	$9.9
Interest and penalties were $0.5 million for 2024, and not material for 2023 and 2022. As of December 31, 2024, unrecognized tax benefits of $8.8 million, including accrued interest and penalties, would affect the Company’s provision for income taxes if recognized. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s tax years for 2014 and forward are subject to examination by U.S. and various state tax authorities due to certain acquired attribute carryforwards.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.Net Income (Loss) Per Basic and Diluted Share
The Company computes EPS in conformity with the two-class method required for participating securities. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to common stockholders:

(in millions, except per share amounts)
Year Ended December 31,	2024	2023	2022
Numerator:
Net income (loss) attributable to common stockholders–basic and diluted	$30.4	$(11.8)	$(10.2)
Denominator:
Weighted-average shares of common stock–basic	76.5	76.7	70.6
Effect of dilutive RSUs, stock options and ESPP shares	2.4	—	—
Weighted-average shares of common stock–diluted	78.9	76.7	70.6
Net income (loss) per share attributable to common stockholders:
Basic	$0.40	$(0.15)	$(0.14)
Diluted	$0.38	$(0.15)	$(0.14)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

(in millions)
Year Ended December 31,	2024	2023	2022
Shares subject to outstanding stock options and RSUs	4.1	8.9	9.6
ESPP	—	0.3	1.4
13.Employee Benefit Plan
The Company sponsors a 401(k) savings plan (the Savings Plan). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $4.2 million, $4.8 million and $4.3 million during 2024, 2023 and 2022, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.Restructuring Plan
On July 30, 2024, the Company committed to a restructuring plan, effective August 1, 2024, intended to reduce the Company’s operating expenses and better position the Company to execute its long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan was substantially completed during 2024, and reduced the size of the Company’s workforce by approximately 15% of its full-time employees, as compared to its headcount as of December 31, 2023. The Company incurred a pre-tax restructuring charge of $9.0 million in 2024 in connection with the Restructuring Plan, which primarily consisted of severance payments, stock-based compensation, employee benefits, and related expenses for impacted employees, as well as contract termination costs, and is presented in the consolidated statement of operations as $5.8 million of research and development expenses, $2.0 million of sales and marketing expenses and $1.2 million of general and administrative expenses.
The changes in the restructuring reserve, which is included in accrued expenses and other current liabilities on the consolidated balance sheet, are as follows:

(in millions)
Year Ended December 31,	2024
Balance as of beginning of year	$—
Charge	9.0
Cash payments	(6.9)
Stock-based compensation	(1.5)
Balance as of end of year	$0.6
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
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an “emerging growth company” under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information.
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K), except as noted below.
On December 15, 2023, Jennifer Ceran, a member of our Board of Directors, adopted a trading plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Exchange Act as currently in effect (the Ceran Trading Plan). The Ceran Trading Plan terminated on December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the Proxy Statement for our 2025 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
2.1
Agreement and Plan of Merger and Reorganization, dated June 23, 2022, by and among NerdWallet, Inc., On the Barrelhead, Inc., Bighorn Merger Sub Corp., Bighorn Merger Sub 2, LLC, NerdWallet Compare, Inc. and Fortis Advisors LLC, as the stockholder representative.
Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2021
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 31, 2024
3.3	Amended and Restated Bylaws of the Registrant.	Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 10, 2021
4.1	Description of Securities of the Registrant.	Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2022
10.1
Credit Agreement, dated as of September 26, 2023 among NerdWallet, Inc., the subsidiary guarantors from time to time party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and the Lenders party thereto, as amended by that First Amendment to Credit Agreement, dated November 1, 2023.
Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 20, 2024
10.2	Sublease Agreement between Yelp Inc. and the Registrant, dated April 27, 2021.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.3+	2012 Equity Incentive Plan.	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.4+	Forms of Stock Option Agreement, Notice of Stock Option Grant, and Exercise Notice under the 2012 Equity Incentive Plan.	Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan.	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.6+	2021 Equity Incentive Plan, as amended.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-265197) filed May 25, 2022
10.7+	Forms of Notice of Stock Option Grant, Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.8+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.9+	Form of PSU Agreement with Change of Control under the 2021 Equity Incentive Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.10+	2022 Inducement Equity Incentive Plan.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022

Exhibit Number	Description of Exhibit	Location
10.11+	Form of RSU Inducement Award Agreement for OTB Founders under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.12+	Form of RSU Inducement Award Agreement for Other Employees under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.13+	2021 Employee Stock Purchase Plan.	Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.14+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.15+	Amended and Restated Change of Control and Severance Policy.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.16+	Offer Letter, by and between Tim Chen and the Registrant, dated June 25, 2021.	Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.17+	Offer Letter, by and between Lauren StClair and the Registrant, dated November 23, 2020.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.18+	Form of Performance Stock Option Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2024
10.19	Limited Consent and Second Amendment to Credit Agreement dated October 1, 2024, by and among NerdWallet, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 29, 2024
19.1	Insider Trading Policy.	Filed herewith
21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2022
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1 +	Compensation Recovery Policy of the Registrant.	Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed February 20, 2024
101.INS	XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**

Exhibit Number	Description of Exhibit	Location
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	**
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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2025.

NERDWALLET, INC.

By:	/s/ Tim Chen
Tim Chen
Chief Executive Officer

By:	/s/ Lauren StClair
Lauren StClair
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Chen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 19, 2025
Tim Chen

/s/ Lauren StClair	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 19, 2025
Lauren StClair

/s/ Jennifer Ceran	Director	February 19, 2025
Jennifer Ceran

/s/ Lynne Laube	Director	February 19, 2025
Lynne Laube

/s/ Kenneth McBride	Director	February 19, 2025
Kenneth McBride

/s/ Maurice Taylor	Director	February 19, 2025
Maurice Taylor