Form 10-Q
period 2025-03-31
NERDWALLET, INC.
filed 2025-05-06
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 42,826,957 shares of Class A common stock and 31,685,652 shares of Class B common stock as of April 29, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve significant risks and uncertainties. Except for statements of historical facts, all statements contained in this Quarterly Report on Form 10-Q are forward-looking. These statements often contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or similar terms, including their negatives. These forward-looking statements include, but are not limited to, statements regarding:
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
•managing growth, scaling infrastructure and preserving our corporate culture;
•identifying, executing, and integrating acquisitions successfully; and
•achieving expected synergies, accretive value, and other benefits from completed acquisitions.
These forward-looking statements should not be relied upon as predictions or guarantees of future events. They are based on our current expectations, estimates, and projections regarding future events and trends that may affect our business, financial condition, and operating results. However, these expectations are subject to various risks, uncertainties, and assumptions, including those described elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our subsequent periodic filings with the U.S. Securities and Exchange Commission.

Our industry is highly competitive and rapidly evolving, and new risks and uncertainties may arise that we cannot predict. As a result, actual results, events or circumstances may differ materially from those reflected in our forward-looking statements.
Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof. We undertake no obligation to update any such statements in this Quarterly Report on Form 10-Q to reflect subsequent events, new information, or unexpected developments, except as required by law. These statements also do not account for potential impacts from future acquisitions, mergers, dispositions, joint ventures, or investments.
Additionally, statements that include “we believe” or similar expressions represent our beliefs and opinions as of the date of this Quarterly Report on Form 10-Q. While we believe the information supporting these statements is reasonable, it may be incomplete or subject to change. Investors should not interpret these statements as assurances that we have conducted an exhaustive inquiry or review of all relevant information. Given their inherent uncertainty, investors should not place undue reliance on these statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2025	December 31, 2024
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$92.2	$66.3
Accounts receivable—net	120.3	102.2
Prepaid expenses and other current assets	29.4	28.2
Total current assets	241.9	196.7
Property, equipment and software—net	39.1	43.0
Goodwill	112.5	112.4
Intangible assets—net	29.9	33.3
Deferred tax asset—noncurrent	45.8	45.6
Right-of-use assets	4.7	5.3
Other assets	1.1	1.3
Total Assets	$475.0	$437.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24.3	$8.9
Accrued expenses and other current liabilities	66.1	51.2
Total current liabilities	90.4	60.1
Other liabilities—noncurrent	13.0	13.3
Total liabilities	103.4	73.4
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 74,492 and 74,108 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	537.9	530.9
Accumulated other comprehensive loss	—	(0.2)
Accumulated deficit	(166.3)	(166.5)
Total stockholders’ equity	371.6	364.2
Total Liabilities and Stockholders’ Equity	$475.0	$437.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Revenue	$209.2	$161.9
Costs and Expenses:
Cost of revenue	18.2	14.2
Research and development	16.8	20.7
Sales and marketing	159.7	107.9
General and administrative	13.8	15.4
Total costs and expenses	208.5	158.2
Income From Operations	0.7	3.7
Other income, net:
Interest income	0.7	1.4
Interest expense	(0.1)	(0.2)
Other losses, net	—	(0.1)
Total other income, net	0.6	1.1
Income before income taxes	1.3	4.8
Income tax provision	1.1	3.7
Net Income	$0.2	$1.1

Net Income Per Share Attributable to Common Stockholders
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted-average Shares Used in Computing Net Income Per Share Attributable to Common Stockholders
Basic	74.2	77.2
Diluted	76.1	80.5

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended March 31,
(in millions)	2025	2024
Net Income	$0.2	$1.1
Other Comprehensive Income (Loss):
Change in foreign currency translation	0.2	(0.1)
Comprehensive Income	$0.4	$1.0

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2
Issuance of Class A common stock upon exercise of stock options	5	—	—			—
Issuance of Class A common stock pursuant to settlement of restricted stock units	431	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(52)	—	(0.5)			(0.5)
Stock-based compensation			7.5			7.5
Other comprehensive income				0.2		0.2
Net income					0.2	0.2
Balance as of March 31, 2025	74,492	$—	$537.9	$—	$(166.3)	$371.6

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31,
(in millions)	2025	2024
Operating Activities:
Net income	$0.2	$1.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.6	11.9
Stock-based compensation	6.7	8.7
Deferred taxes	(0.3)	(0.1)
Non-cash lease costs	0.6	0.5
Other losses, net	0.7	0.2
Changes in operating assets and liabilities:
Accounts receivable	(18.7)	(18.5)
Prepaid expenses and other assets	3.5	3.0
Mortgage loans held for sale	(4.4)	—
Accounts payable	15.3	13.4
Accrued expenses and other current liabilities	11.3	3.0
Operating lease liabilities	(0.9)	(0.8)
Other liabilities	0.1	0.3
Net cash provided by operating activities	26.7	22.7
Investing Activities:
Purchase of investment	—	(8.1)
Capitalized software development costs	(4.4)	(5.4)
Purchase of property and equipment	(0.2)	—
Net cash used in investing activities	(4.6)	(13.5)
Financing Activities:
Net borrowing on warehouse line of credit	4.3	—
Proceeds from exercise of stock options	—	1.7
Tax payments related to net-share settlements on restricted stock units	(0.5)	(0.4)
Net cash provided by financing activities	3.8	1.3
Net increase in cash and cash equivalents	25.9	10.5
Cash and Cash Equivalents:
Beginning of period	66.3	100.4
End of period	$92.2	$110.9
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.3	$0.6
Repurchases of Class A common stock recorded in accrued expenses and other current liabilities	0.3	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$2.9	$0.2
Cash paid for interest	0.1	0.1
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.0	$1.0
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
Basis of Consolidation and Presentation—The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. Accordingly, the accompanying unaudited interim condensed consolidated financial statements do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and three months ended March 31, 2024 have been reclassified to conform to the financial statement presentation as of and for the three months ended March 31, 2025. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.
Segments—The Company has one operating segment. The measure of segment assets is presented as total assets in the condensed consolidated balance sheets.
Components of segment costs and expenses, along with a reconciliation to income (loss) from operations, are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$209.2	$161.9

Costs and Expenses:
Performance marketing	97.6	54.6
Brand marketing	37.4	27.0
Personnel-related expenses[1]	41.5	48.0
Stock-based compensation[1]	7.5	9.6
Capitalized internally developed software costs	(5.1)	(6.2)
Depreciation and amortization	12.6	11.9
Other segment costs and expenses[2]	17.0	13.3
Total costs and expenses	208.5	158.2
Income from operations	$0.7	$3.7
(1)    Gross of capitalized internally developed software costs.
(2)    Primarily includes cost of revenue and non-personnel-related operating expenses (each excluding depreciation and amortization), restructuring charges, and acquisition-related retention and expenses.
Other segment items included in consolidated net income (loss) are presented in the condensed consolidated statements of operations, and comprised of other income (expense), net, and income tax provision (benefit).

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Sales and Marketing—Components of sales and marketing expenses are as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Performance marketing	$97.6	$54.6
Brand marketing	37.4	27.0
Organic and other marketing	24.7	26.3
Total sales and marketing	$159.7	$107.9
Significant Accounting Policies—During the three months ended March 31, 2025, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended March 31,
(in millions)	2025	2024
Insurance	$74.0	$21.4
Credit cards	38.0	50.0
SMB products	28.9	30.4
Loans	24.0	21.4
Emerging verticals	44.3	38.7
Total revenue	$209.2	$161.9
During the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million and $4.1 million, respectively, of revenue that was deferred as of December 31, 2024 and 2023.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $7.2 million and $6.8 million as of March 31, 2025 and December 31, 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of March 31, 2025
Assets:
Cash and cash equivalents—money market funds	$61.3	$—	$—	$61.3
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	7.0	—	7.0
	$61.3	$9.2	$—	$70.5

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2024
Assets:
Cash and cash equivalents—money market funds	$36.8	$—	$—	$36.8
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	2.6	—	2.6
	$36.8	$4.8	$—	$41.6
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $36.8 million and $40.5 million as of March 31, 2025 and December 31, 2024, respectively. The Company capitalized $5.1 million and $6.4 million of software development costs during the three months ended March 31, 2025 and 2024, respectively. The Company recorded amortization expense related to capitalized software development costs of $8.8 million and $8.0 million during the three months ended March 31, 2025 and 2024, respectively.
Accrued expenses and other current liabilities include unbilled accounts payable of $46.3 million and $33.7 million, short-term borrowings under a warehouse line of credit of $6.8 million and $2.5 million, and operating lease liabilities of $1.7 million and $2.3 million, as of March 31, 2025 and December 31, 2024, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $3.8 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. As of March 31, 2025, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of March 31, 2025 or December 31, 2024.
6.Stockholders’ Equity
Share Repurchase Program—The Company maintains a plan, authorized by its Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by the Board of Directors, under which the Company may repurchase shares of the Company’s Class A common stock (collectively, the Repurchase Program).
The Company did not repurchase any shares of Class A common stock during the three months ended March 31, 2025 or 2024. The remaining share repurchase authorization under the Repurchase Program is $25.0 million as of March 31, 2025.
Equity Incentive Plans—The 2021 Equity Incentive Plan and the predecessor 2012 Equity Incentive Plan, both as amended, along with the 2022 Inducement Equity Incentive Plan (collectively, the Plans) comprise the equity incentive plans of the Company.
Under the terms of the 2021 Equity Incentive Plan, the number of shares of Class A common stock reserved for issuance under the plan will automatically increase on January 1 of each calendar year, starting January 1, 2023 and ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase. In accordance with these plan terms, the aggregate number of shares of Class A common stock reserved for issuance under the 2021 Equity Incentive Plan increased by 3.7 million shares effective January 1, 2025.
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024[1]	3,283	$12.40	6.2	$7.1
Granted[2]	1,672	$10.07
Exercised	(5)	$6.55
Cancelled/forfeited[2]	(149)	$14.52
Balance as of March 31, 2025[1]	4,801	$11.53	6.7	$1.9
Vested and exercisable as of March 31, 2025	2,697	$12.36	4.5	$1.6
______________
(1)Includes 0.2 million of stock options with both service-based and performance-based conditions.
(2)Includes 0.1 million of stock options with both service-based and performance-based conditions.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 was $5.85 per share. The aggregate intrinsic value of options exercised was immaterial for the three months ended March 31, 2025.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

The per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Expected volatility	57.7%	58.1%
Expected term (in years)	6.0	5.9
Risk-free interest rate	4.2%	4.2%
Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024[1]	4,621	$12.57
Granted[1]	680	$9.48
Vested	(431)	$14.06
Forfeited	(320)	$14.33
Nonvested as of March 31, 2025[1]	4,550	$11.84
______________
(1)Includes less than 0.1 million of RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $4.4 million during the three months ended March 31, 2025.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.7 million effective January 1, 2025. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.3 million during the three months ended March 31, 2025. The Company did not recognize any stock-based compensation related to the ESPP during the three months ended March 31, 2024, as the previous ESPP purchase period ended on December 31, 2023, and the next ESPP purchase began on May 1, 2024.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Research and development	$2.1	$2.6
Sales and marketing	2.1	2.5
General and administrative	2.5	3.6
Total stock-based compensation	$6.7	$8.7
In addition, stock-based compensation capitalized related to software development costs was $0.8 million and $0.9 million during the three months ended March 31, 2025 and 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7.Income Taxes
The Company’s tax provision for the three months ended March 31, 2025 was determined using an estimated annual effective tax rate (AETR) which is adjusted for discrete items occurring during the periods presented. The Company’s tax provision for the three months ended March 31, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
The Company’s effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions. The primary difference between the Company’s effective tax rate and the statutory federal income tax rate for the three months ended March 31, 2024 was the full valuation allowance previously maintained on the Company’s federal, state and foreign deferred tax attributes. During the three months ended December 31, 2024, the Company concluded that it was more likely than not that the Company will be able to fully realize its net U.S. Federal and majority state deferred tax assets, with a significant improvement in the Company’s profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly recorded a valuation allowance release. The Company continues to maintain a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of March 31, 2025. The Company’s judgment regarding the likelihood of realization of its deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
8.Net Income Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income attributable to common stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Numerator:
Net income attributable to common stockholders—basic and diluted	$0.2	$1.1
Denominator:
Weighted-average shares of common stock—basic	74.2	77.2
Effect of dilutive RSUs, stock options and ESPP shares	1.9	3.3
Weighted-average shares of common stock—diluted	76.1	80.5
Net income per share attributable to common stockholders:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01
The following common stock equivalents were excluded from the computation of diluted net income per share because including them would have been antidilutive:

	Three Months Ended March 31,
(in millions)	2025	2024
Shares subject to outstanding stock options and RSUs	4.3	2.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited interim condensed consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$209.2	$161.9
Costs and expenses:
Cost of revenue	18.2	14.2
Research and development[1]	16.8	20.7
Sales and marketing[1]	159.7	107.9
General and administrative[1]	13.8	15.4
Total costs and expenses	208.5	158.2
Income from operations	0.7	3.7
Other income, net:
Interest income	0.7	1.4
Interest expense	(0.1)	(0.2)
Other losses, net	—	(0.1)
Total other income, net	0.6	1.1
Income before income taxes	1.3	4.8
Income tax provision	1.1	3.7
Net income	$0.2	$1.1
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Research and development	$2.1	$2.6
Sales and marketing	2.1	2.5
General and administrative	2.5	3.6
Total stock-based compensation	$6.7	$8.7

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	9	9
Research and development	8	13
Sales and marketing	76	67
General and administrative	7	9
Total costs and expenses	100	98
Income from operations	—	2
Other income, net:
Interest income	—	1
Interest expense	—	—
Other losses, net	—	—
Total other income, net	—	1
Income before income taxes	—	3
Income tax provision	—	2
Net income	0%	1%
Income from operations decreased $3.0 million, or 81%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a $47.3 million increase in revenue was more than offset by a $50.3 million increase in operating expenses, primarily attributable to a $51.8 million increase in sales and marketing expenses.
Net income decreased $0.9 million, or 86%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to the $3.0 million decrease in income from operations and a $0.7 million decrease in interest income, partially offset by a $2.6 million decrease in income tax provision.
Revenue

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Insurance	$74.0	$21.4	$52.6	246%
Credit cards	38.0	50.0	(12.0)	(24%)
SMB products	28.9	30.4	(1.5)	(5%)
Loans	24.0	21.4	2.6	12%
Emerging verticals	44.3	38.7	5.6	15%
Total revenue	$209.2	$161.9	$47.3	29%
Revenue increased $47.3 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflecting growth in Insurance products and Emerging verticals revenues, partially offset by lower Credit cards revenue.
Insurance revenue includes revenue from consumer insurance products, including auto, life and pet insurance. Insurance revenue increased $52.6 million, or 246%, for the three months ended March 31, 2025, driven by strong growth in auto insurance products revenue as carriers expanded budgets.
Credit cards revenue consists of revenue from consumer credit cards. Credit cards revenue decreased $12.0 million, or 24%, for the three months ended March 31, 2025, primarily due to continued pressures in organic search traffic.
SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. SMB products revenue decreased $1.5 million, or 5%, for the three months ended March 31, 2025, primarily due to a decrease in business loan originations.

Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Loans revenue increased $2.6 million, or 12%, for the three months ended March 31, 2025, primarily due to increases of 23% in mortgage loans revenue as we incorporate our acquisition of Next Door Lending LLC (NDL) in October 2024, and 8% in personal loans revenue.
Emerging verticals revenue includes revenue from other product sources, including banking, investing and international. Emerging verticals revenue increased $5.6 million, or 15%, for the three months ended March 31, 2025, primarily driven by a 22% increase in banking revenue due to higher demand for banking products.
Costs and Expenses

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Cost of revenue	$18.2	$14.2	$4.0	28%
Research and development	16.8	20.7	(3.9)	(19%)
Sales and marketing	159.7	107.9	51.8	48%
General and administrative	13.8	15.4	(1.6)	(10%)
Total costs and expenses	$208.5	$158.2	$50.3	32%
Cost of revenue
Cost of revenue increased $4.0 million, or 28%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increases of $3.0 million primarily related to third-party service charges and $0.8 million in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses decreased $3.9 million, or 19%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a $4.1 million decrease in personnel-related costs for our engineering, data and product management personnel and contractors.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

	Three Months Ended March 31,
	2025		2024
(in millions)	$	%	$	%
Performance marketing	$97.6	61%	$54.6	51%
Brand marketing	37.4	23%	27.0	25%
Organic and other marketing	24.7	16%	26.3	24%
Total sales and marketing	$159.7	100%	$107.9	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.
Sales and marketing expenses increased $51.8 million, or 48%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to increases of $43.0 million in performance marketing expenses and $10.4 million in brand marketing expenses.
General and administrative expense
General and administrative expenses decreased $1.6 million, or 10%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily attributable to a $2.3 million decrease in personnel-related costs, partially offset by a $0.6 million increase in professional services fees.

Other income, net

	Three Months Ended March 31,		Change
(in millions)	2025	2024	$	%
Interest income	$0.7	$1.4	$(0.7)	(53%)
Interest expense	(0.1)	(0.2)	0.1	(17%)
Other losses, net	—	(0.1)	0.1	NM
Total other income, net	$0.6	$1.1	$(0.5)	(55%)
Other income, net decreased $0.5 million, or 55%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to lower interest income reflecting lower average cash balances and interest rates.
Income tax provision
The Company’s tax provision for the three months ended March 31, 2025 was determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the period. The Company’s tax provision for the three months ended March 31, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
We had income tax provisions of $1.1 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate was 87.2% and 76.2% for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions. Our effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance previously maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. federal and majority state deferred tax assets are realizable, resulting in a valuation allowance release for federal and states, other than California, during the three months ended December 31, 2024. We continue to maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of March 31, 2025. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most comparable GAAP financial measures, as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Income from operations	$0.7	$3.7
Depreciation and amortization	12.6	11.9
Acquisition-related retention	0.8	1.2
Restructuring	0.3	—
Capitalized internally developed software costs	(5.1)	(6.2)
Non-GAAP operating income	$9.3	$10.6

Operating income margin	0%	2%
Non-GAAP operating income margin[1]	4%	7%

Net income	$0.2	$1.1
Depreciation and amortization	12.6	11.9
Stock-based compensation	6.7	8.7
Acquisition-related retention	0.8	1.2
Restructuring	0.3	—
Interest income, net	(0.6)	(1.2)
Other losses, net	—	0.1
Income tax provision	1.1	3.7
Adjusted EBITDA	$21.1	$25.5
Stock-based compensation	(6.7)	(8.7)
Capitalized internally developed software costs	(5.1)	(6.2)
Non-GAAP operating income	$9.3	$10.6

Net income margin	0%	1%
Adjusted EBITDA margin[2]	10%	16%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income (loss) from operations and net income (loss) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Non-GAAP operating income decreased $1.3 million, or 12%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a $3.0 million decrease in income from operations, partially offset by the impacts of a $1.1 million decrease in capitalized internally developed software costs and a $0.7 million increase in depreciation and amortization.
Adjusted EBITDA decreased $4.4 million, or 17%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to decreases in adjustments to reconcile adjusted EBITDA to net income, including decreases of $2.6 million in income tax provision and $2.0 million in stock-based compensation.

Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from March 31, 2025) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $92.2 million and $66.3 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of March 31, 2025 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the three months ended March 31, 2025, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Share Repurchase Program: We maintain a plan, authorized by our Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by our Board of Directors, under which we may repurchase shares of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Programs are retired. We expect to fund repurchases with existing cash and cash equivalents. We did not repurchase any shares of Class A common stock during the three months ended March 31, 2025.
Credit Facility: We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of March 31, 2025 or December 31, 2024. The available amount to borrow under our Credit Agreement was $123.9 million at both March 31, 2025 and December 31, 2024, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.1 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of March 31, 2025 and December 31, 2024.

Warehouse Line of Credit: NDL, a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale or a minimum rate of 6%, and are secured by the underlying promissory notes of the mortgage loans held for sale as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2026. NDL had $6.8 million outstanding under the warehouse line of credit as of March 31, 2025, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity, and insurance requirements. NDL was in compliance with all covenants as of March 31, 2025 and December 31, 2024.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$26.7	$22.7
Net cash used in investing activities	(4.6)	(13.5)
Net cash provided by financing activities	3.8	1.3
Net increase in cash and cash equivalents	$25.9	$10.5
Operating activities
Net cash provided by operating activities increased $4.0 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a $5.8 million increase in net cash inflow from changes in operating assets and liabilities was partially offset by decreases of $0.9 million in both net income and non-cash charges. The increase in net cash inflow from changes in operating assets and liabilities was primarily due to increases of $8.3 million in accrued expenses and other current liabilities and $1.9 million in accounts payable, partially offset by a $4.4 million increase in mortgage loans held-for-sale. The decrease in non-cash charges was primarily due to a $2.0 million decrease in stock-based compensation, partially offset by increases of $0.7 million in depreciation and amortization and $0.5 million in other, net.
Investing activities
Net cash used in investing activities decreased $8.9 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an $8.1 million purchase of an investment in the three months ended March 31, 2024, as well as a $1.0 million decrease in capitalized software development costs.
Financing activities
Net cash provided by financing activities increased $2.5 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a $4.3 million increase in short-term borrowings under a warehouse line of credit, partially offset by a $1.7 million decrease from exercises of stock options.
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

During the three months ended March 31, 2025, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the three months ended March 31, 2025, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent periodic filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1+	Form of 2025 Executive Bonus Program	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	May 6, 2025	By:	/s/ Jun Hyung Lee
Jun Hyung Lee
Chief Financial Officer