Form 10-Q
period 2025-06-30
NERDWALLET, INC.
filed 2025-08-07
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40994
NerdWallet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-4180440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19 S. B Street, Suite 9, San Mateo, California 94401
(Address of principal executive offices) (Zip code)
(415) 549-8913
(Registrant's telephone number, including area code)
55 Hawthorne Street, 10th Floor, San Francisco, California 94105
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 44,314,455 shares of Class A common stock and 31,685,652 shares of Class B common stock as of July 31, 2025.

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
•expansion within existing and new verticals, including new product and service offerings, features, and functionalities that are competitive, compliant with relevant rules and regulations, and meet market needs;
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
•complying with evolving laws, rules, and regulations that currently apply or may apply in the future to our business;
•the adequacy of our cash, cash equivalents, and investments to meet liquidity needs;
•managing growth, scaling infrastructure and preserving our corporate culture;
•identifying, executing, and integrating acquisitions successfully;
•entering new financial services markets, and meeting the complexities associated with compliance in new financial services sectors; and
•achieving expected synergies, accretive value, and other benefits from completed acquisitions.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30, 2025	December 31, 2024
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$105.3	$66.3
Accounts receivable—net	97.8	102.2
Prepaid expenses and other current assets	35.6	28.2
Total current assets	238.7	196.7
Property, equipment and software—net	35.0	43.0
Goodwill	115.9	112.4
Intangible assets—net	28.5	33.3
Deferred tax asset—noncurrent	48.9	45.6
Right-of-use assets	8.0	5.3
Other assets	1.0	1.3
Total Assets	$476.0	$437.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11.8	$8.9
Accrued expenses and other current liabilities	57.5	51.2
Total current liabilities	69.3	60.1
Other liabilities—noncurrent	16.7	13.3
Total liabilities	86.0	73.4
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 75,223 and 74,108 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	547.9	530.9
Accumulated other comprehensive income (loss)	0.2	(0.2)
Accumulated deficit	(158.1)	(166.5)
Total stockholders’ equity	390.0	364.2
Total Liabilities and Stockholders’ Equity	$476.0	$437.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenue	$186.9	$150.6	$396.1	$312.5
Costs and Expenses:
Cost of revenue	16.6	14.9	34.8	29.1
Research and development	17.9	22.7	34.7	43.4
Sales and marketing	128.0	106.1	287.7	214.0
General and administrative	13.7	16.5	27.5	31.9
Total costs and expenses	176.2	160.2	384.7	318.4
Income (Loss) From Operations	10.7	(9.6)	11.4	(5.9)
Other income, net:
Interest income	0.8	1.5	1.5	2.9
Interest expense	(0.2)	(0.2)	(0.3)	(0.4)
Other gains (losses), net	0.2	—	0.2	(0.1)
Total other income, net	0.8	1.3	1.4	2.4
Income (loss) before income taxes	11.5	(8.3)	12.8	(3.5)
Income tax provision	3.3	1.1	4.4	4.8
Net Income (Loss)	$8.2	$(9.4)	$8.4	$(8.3)

Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	$0.11	$(0.12)	$0.11	$(0.11)
Diluted	$0.11	$(0.12)	$0.11	$(0.11)

Weighted-average Shares Used in Computing Net Income (Loss) Per Share Attributable to Common Stockholders
Basic	74.8	77.9	74.5	77.5
Diluted	76.6	77.9	76.3	77.5

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net Income (Loss)	$8.2	$(9.4)	$8.4	$(8.3)
Other Comprehensive Income:
Change in foreign currency translation	0.2	0.1	0.4	—
Comprehensive Income (Loss)	$8.4	$(9.3)	$8.8	$(8.3)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2
Issuance of Class A common stock upon exercise of stock options	5	—	—			—
Issuance of Class A common stock pursuant to settlement of restricted stock units	431	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(52)	—	(0.5)			(0.5)
Stock-based compensation			7.5			7.5
Other comprehensive income				0.2		0.2
Net income					0.2	0.2
Balance as of March 31, 2025	74,492	$—	$537.9	$—	$(166.3)	$371.6
Issuance of Class A common stock upon exercise of stock options	26	—	0.3			0.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	594	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.3)			(0.3)
Issuance of Class A common stock under Employee Stock Purchase Plan	136	—	1.0			1.0
Stock-based compensation			9.0			9.0
Other comprehensive income				0.2		0.2
Net income					8.2	8.2
Balance as of June 30, 2025	75,223	$—	$547.9	$0.2	$(158.1)	$390.0

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7
Issuance of Class A common stock upon exercise of stock options	104	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	730	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(68)	—	(0.9)			(0.9)
Repurchase of Class A common stock	(89)	—			(1.1)	(1.1)
Stock-based compensation			11.6			11.6
Other comprehensive income				0.1		0.1
Net loss					(9.4)	(9.4)
Balance as of June 30, 2024	78,397	$—	$505.6	$(0.3)	$(125.9)	$379.4
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six Months Ended June 30,
(in millions)	2025	2024
Operating Activities:
Net income (loss)	$8.4	$(8.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25.3	24.1
Stock-based compensation	14.9	19.0
Deferred taxes	(3.4)	(0.2)
Non-cash lease costs	1.3	1.1
Other losses, net	1.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	3.8	(18.4)
Prepaid expenses and other assets	1.8	0.2
Mortgage loans held for sale	(9.0)	—
Accounts payable	2.9	8.0
Accrued expenses and other current liabilities	(1.6)	8.3
Operating lease liabilities	(1.7)	(1.7)
Other liabilities	0.4	0.5
Net cash provided by operating activities	44.2	32.9
Investing Activities:
Purchase of investment	—	(8.1)
Capitalized software development costs	(8.1)	(10.8)
Purchase of property and equipment	(0.9)	(0.3)
Business combination	(5.0)	—
Net cash used in investing activities	(14.0)	(19.2)
Financing Activities:
Net borrowing on warehouse line of credit	8.7	—
Proceeds from exercise of stock options	0.3	2.1
Tax payments related to net-share settlements on restricted stock units	(0.8)	(1.4)
Issuance of Class A common stock under Employee Stock Purchase Plan	1.0	—
Repurchase of Class A common stock	(0.3)	(1.1)
Net cash provided by (used in) financing activities	8.9	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase in cash and cash equivalents	39.0	13.4
Cash and Cash Equivalents:
Beginning of period	66.3	100.4
End of period	$105.3	$113.8
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.6	$0.9
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$14.4	$7.3
Cash paid for interest	0.2	0.2
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.9	$1.9
Lease liabilities arising from obtaining right-of-use assets	4.0	—
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and six months ended June 30, 2024 have been reclassified to conform to the financial statement presentation as of and for the three and six months ended June 30, 2025. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.
Segments—The Company has one operating segment. The measure of segment assets is presented as total assets in the condensed consolidated balance sheets.
Components of segment costs and expenses, along with a reconciliation to income (loss) from operations, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$186.9	$150.6	$396.1	$312.5

Costs and Expenses:
Performance marketing	89.5	59.5	187.1	114.1
Brand marketing	11.9	18.6	49.3	45.6
Personnel-related expenses[1]	42.3	50.3	83.8	98.3
Stock-based compensation[1]	9.0	11.6	16.5	21.2
Capitalized internally developed software costs	(4.7)	(6.7)	(9.8)	(12.9)
Depreciation and amortization	12.7	12.2	25.3	24.1
Other segment costs and expenses[2]	15.5	14.7	32.5	28.0
Total costs and expenses	176.2	160.2	384.7	318.4
Income (loss) from operations	$10.7	$(9.6)	$11.4	$(5.9)
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Sales and Marketing—Components of sales and marketing expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Performance marketing	$89.5	$59.5	$187.1	$114.1
Brand marketing	11.9	18.6	49.3	45.6
Organic and other marketing	26.6	28.0	51.3	54.3
Total sales and marketing	$128.0	$106.1	$287.7	$214.0
Business Combination—On June 13, 2025, the Company acquired a privately-held financial services company for a purchase consideration of $5.0 million in cash. This acquisition has been accounted for as a business combination. The fair value of assets acquired totaled $2.0 million and was comprised of intangible assets for customer relationships with a three-year estimated useful life, and the Company recorded $3.0 million of goodwill.
The contribution from this acquisition following the closing date through June 30, 2025 was not material to the Company’s revenue and operating income for the three and six months ended June 30, 2025. Pro forma results of operations have not been provided to reflect this acquisition as such results would not have been materially different from the Company’s reported results.
Lease Amendment—In April 2025, the Company commenced an amendment of an operating lease for office space in Arizona, and recorded a $4.0 million right-of-use asset and $4.0 million of corresponding operating lease liabilities. The amendment expires in 2030, with total remaining future lease payments of $4.9 million as of June 30, 2025. The amendment also includes options for extension or early termination of the lease, neither of which options are certain to be exercised by the Company and, accordingly, are excluded from the calculations of ROU assets and lease liabilities recognized.
Significant Accounting Policies—During the six months ended June 30, 2025, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Insurance	$54.7	$29.5	$128.7	$50.9
Credit cards	34.8	46.1	72.8	96.1
SMB products	25.0	26.1	53.9	56.5
Loans	27.5	21.7	51.5	43.1
Emerging verticals	44.9	27.2	89.2	65.9
Total revenue	$186.9	$150.6	$396.1	$312.5
Revenue recognized during the six months ended June 30, 2025 which was deferred as of December 31, 2024, was immaterial. During the six months ended June 30, 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, none of which was recognized during the three months ended June 30, 2024.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $5.3 million and $6.8 million as of June 30, 2025 and December 31, 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of June 30, 2025
Assets:
Cash and cash equivalents—money market funds	$55.0	$—	$—	$55.0
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	11.6	—	11.6
	$55.0	$13.8	$—	$68.8

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2024
Assets:
Cash and cash equivalents—money market funds	$36.8	$—	$—	$36.8
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	2.6	—	2.6
	$36.8	$4.8	$—	$41.6
4.Significant Condensed Consolidated Balance Sheet Components
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $32.7 million and $40.5 million as of June 30, 2025 and December 31, 2024, respectively. The Company capitalized $4.7 million and $9.8 million of software development costs during the three and six months ended June 30, 2025, respectively, and $6.9 million and $13.3 million during the three and six months ended June 30, 2024, respectively. The Company recorded amortization expense related to capitalized software development costs of $8.9 million and $17.7 million during the three and six months ended June 30, 2025 and $8.3 million and $16.3 million during the three and six months ended June 30, 2024, respectively.
Accrued expenses and other current liabilities include unbilled accounts payable of $34.1 million and $33.7 million, short-term borrowings under a warehouse line of credit of $11.3 million and $2.5 million, and operating lease liabilities of $1.7 million and $2.3 million, as of June 30, 2025 and December 31, 2024, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $7.1 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. See Note 7–Leases for discussion of an amendment of an operating lease for office space. As of June 30, 2025, there were no other material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of June 30, 2025 or December 31, 2024.
6.Stockholders’ Equity
Share Repurchase Program—The Company maintains a plan, authorized by its Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by the Board of Directors, under which the Company may repurchase shares of the Company’s Class A common stock (collectively, the Repurchase Program).
The Company did not repurchase any shares of Class A common stock during the six months ended June 30, 2025 and repurchased 0.1 million shares for $1.1 million during the three and six months ended June 30, 2024. The Company paid $0.3 million of excise taxes during the six months ended June 30, 2025 which related to previous share repurchases. The remaining share repurchase authorization under the Repurchase Program is $25.0 million as of June 30, 2025.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024[1]	3,283	$12.40	6.2	$7.1
Granted[2]	2,119	$10.25
Exercised	(31)	$7.91
Cancelled/forfeited[2]	(626)	$13.46
Balance as of June 30, 2025[1]	4,745	$11.33	7.4	$6.4
Vested and exercisable as of June 30, 2025	2,426	$12.33	5.5	$3.3
______________
(1)Includes 0.2 million of stock options with both service-based and performance-based conditions.
(2)Includes 0.1 million of stock options with both service-based and performance-based conditions.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 was $5.96 per share. The aggregate intrinsic value of options exercised was immaterial for the six months ended June 30, 2025.
The per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Expected volatility	57.9%	58.1%
Expected term (in years)	6.0	5.9
Risk-free interest rate	4.1%	4.2%
Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024[1]	4,621	$12.57
Granted[1]	3,206	$9.26
Vested	(1,025)	$13.07
Forfeited	(630)	$12.89
Nonvested as of June 30, 2025[1]	6,172	$10.73
______________
(1)Includes less than 0.1 million of RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $10.6 million during the six months ended June 30, 2025.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.7 million effective January 1, 2025. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.2 million and $0.5 million during the three and six months ended June 30, 2025, and $0.2 million during the three and six months ended June 30, 2024, which relates to the ESPP purchase period which began on May 1, 2024.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Research and development	$2.5	$3.1	$4.6	$5.7
Sales and marketing	2.6	2.8	4.7	5.3
General and administrative	3.1	4.4	5.6	8.0
Total stock-based compensation	$8.2	$10.3	$14.9	$19.0
In addition, stock-based compensation capitalized related to software development costs was $0.8 million and $1.3 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $2.2 million during the six months ended June 30, 2025 and 2024, respectively.
7.Income Taxes
The Company’s tax provision for the three and six months ended June 30, 2025 was determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. The Company’s tax provision for the three and six months ended June 30, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
The Company’s effective tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions, partially offset by research and development credits. The primary difference between the Company’s effective tax rate and the statutory federal income tax rate for the three and six months ended June 30, 2024 was the full valuation allowance previously maintained on the Company’s federal, state and foreign deferred tax attributes. During the three months ended December 31, 2024, the Company concluded that it was more likely than not that the Company will be able to fully realize its net U.S. Federal and majority state deferred tax assets, with a significant improvement in the Company’s profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly recorded a valuation allowance release. The Company continues to maintain a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of June 30, 2025. The Company’s judgment regarding the likelihood of realization of its deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
On July 4, 2025, the United States enacted tax reform legislation through An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly known as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company continues to evaluate the impact the new legislation will have on the Company’s condensed consolidated financial statements, and is not able to quantify the impact at this time.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

8.Net Income (Loss) Per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$8.2	$(9.4)	$8.4	$(8.3)
Denominator:
Weighted-average shares of common stock—basic	74.8	77.9	74.5	77.5
Effect of dilutive RSUs, stock options and ESPP shares	1.8	—	1.8	—
Weighted-average shares of common stock—diluted	76.6	77.9	76.3	77.5
Net income (loss) per share attributable to common stockholders:
Basic	$0.11	$(0.12)	$0.11	$(0.11)
Diluted	$0.11	$(0.12)	$0.11	$(0.11)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Shares subject to outstanding stock options and RSUs	5.8	7.8	5.1	6.8
ESPP	0.2	0.2	0.1	0.1

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
As a personal finance website, app, and financial service provider, NerdWallet provides consumers—both individuals and SMBs—with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom, Canada and Australia.
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

We believe that non-GAAP operating income (loss) and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results and in comparing operating results across periods. Moreover, non-GAAP operating income (loss) and adjusted EBITDA are key measurements used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting. However, the use of these non-GAAP financial measures have certain limitations because they do not reflect all items of income and expense that affect our operations. Non-GAAP operating income (loss) and adjusted EBITDA have limitations as financial measures, should be considered as supplemental in nature, and are not meant as substitutes for the related financial information prepared in accordance with GAAP. These limitations include the following:
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$186.9	$150.6	$396.1	$312.5
Costs and expenses:
Cost of revenue	16.6	14.9	34.8	29.1
Research and development[1]	17.9	22.7	34.7	43.4
Sales and marketing[1]	128.0	106.1	287.7	214.0
General and administrative[1]	13.7	16.5	27.5	31.9
Total costs and expenses	176.2	160.2	384.7	318.4
Income (loss) from operations	10.7	(9.6)	11.4	(5.9)
Other income, net:
Interest income	0.8	1.5	1.5	2.9
Interest expense	(0.2)	(0.2)	(0.3)	(0.4)
Other gains (losses), net	0.2	—	0.2	(0.1)
Total other income, net	0.8	1.3	1.4	2.4
Income (loss) before income taxes	11.5	(8.3)	12.8	(3.5)
Income tax provision	3.3	1.1	4.4	4.8
Net income (loss)	$8.2	$(9.4)	$8.4	$(8.3)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Research and development	$2.5	$3.1	$4.6	$5.7
Sales and marketing	2.6	2.8	4.7	5.3
General and administrative	3.1	4.4	5.6	8.0
Total stock-based compensation	$8.2	$10.3	$14.9	$19.0

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	9	10	9	9
Research and development	10	15	9	14
Sales and marketing	68	70	72	69
General and administrative	7	11	7	10
Total costs and expenses	94	106	97	102
Income (loss) from operations	6	(6)	3	(2)
Other income, net:
Interest income	—	1	—	1
Interest expense	—	—	—	—
Other gains (losses), net	—	—	—	—
Total other income, net	—	1	—	1
Income (loss) before income taxes	6	(5)	3	(1)
Income tax provision	2	1	1	2
Net income (loss)	4%	(6%)	2%	(3%)
We had income from operations of $10.7 million and $11.4 million for the three and six months ended June 30, 2025, as compared to losses from operations of $9.6 million and $5.9 million for the three and six months ended June 30, 2024, respectively, driven by increases in revenue of $36.3 million and $83.6 million which were partially offset by increases of $16.0 million and $66.3 million in operating expenses, primarily attributable to increases of $21.9 million and $73.7 million in sales and marketing expenses, partially offset by decreases of $4.8 million and $8.7 million in research and development expenses.
We had net income of $8.2 million and $8.4 million for the three and six months ended June 30, 2025, as compared to net losses of $9.4 million and $8.3 million for the three and six months ended June 30, 2024, respectively, primarily attributable to income from operations of $10.7 million and $11.4 million for the three and six months ended June 30, 2025, as compared to losses from operations of $9.6 million and $5.9 million for the three and six months ended June 30, 2024, partially offset by a $2.2 million increase in income tax provision for the three months ended June 30, 2025.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Insurance	$54.7	$29.5	$25.2	86%	$128.7	$50.9	$77.8	153%
Credit cards	34.8	46.1	(11.3)	(25%)	72.8	96.1	(23.3)	(24%)
SMB products	25.0	26.1	(1.1)	(4%)	53.9	56.5	(2.6)	(5%)
Loans	27.5	21.7	5.8	27%	51.5	43.1	8.4	20%
Emerging verticals	44.9	27.2	17.7	64%	89.2	65.9	23.3	35%
Total revenue	$186.9	$150.6	$36.3	24%	$396.1	$312.5	$83.6	27%
Revenue increased $36.3 million, or 24%, and $83.6 million, or 27%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily reflecting growth in Insurance products and Emerging verticals revenues, partially offset by lower Credit cards revenue.
Insurance revenue includes revenue from consumer insurance products, including auto, life and pet insurance. Insurance revenue increased $25.2 million, or 86%, and $77.8 million, or 153%, for the three and six months ended June 30, 2025, respectively, driven by strong growth in auto insurance products revenue as carriers expanded budgets.

Credit cards revenue consists of revenue from consumer credit cards. Credit cards revenue decreased $11.3 million, or 25%, and $23.3 million, or 24%, for the three and six months ended June 30, 2025, respectively, primarily due to continued pressures in organic search traffic that have persisted for multiple quarters.
SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. SMB products revenue decreased $1.1 million, or 4%, and $2.6 million, or 5%, for the three and six months ended June 30, 2025, respectively, primarily due to pressures in organic search traffic.
Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Loans revenue increased $5.8 million, or 27%, and $8.4 million, or 20%, for the three and six months ended June 30, 2025, respectively, primarily due to increases of 29% and 19% in personal loans revenue, respectively, and 32% and 28% in mortgage loans revenue, respectively, as we continue to integrate our acquisition of Next Door Lending LLC (NDL) in October 2024.
Emerging verticals revenue includes revenue from other product sources, including banking, investing and international. Emerging verticals revenue increased $17.7 million, or 64%, and $23.3 million, or 35%, for the three and six months ended June 30, 2025, respectively, primarily driven by increases of 79% and 46% in banking revenue, respectively, due to higher demand for banking products.
Costs and Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$16.6	$14.9	$1.7	11%	$34.8	$29.1	$5.7	19%
Research and development	17.9	22.7	(4.8)	(21%)	34.7	43.4	(8.7)	(20%)
Sales and marketing	128.0	106.1	21.9	21%	287.7	214.0	73.7	34%
General and administrative	13.7	16.5	(2.8)	(17%)	27.5	31.9	(4.4)	(14%)
Total costs and expenses	$176.2	$160.2	$16.0	10%	$384.7	$318.4	$66.3	21%
Cost of revenue
Cost of revenue increased $1.7 million, or 11%, and $5.7 million, or 19%, for the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024, primarily due to increases of $0.7 million and $3.7 million primarily related to third-party service charges, and $0.6 million and $1.4 million in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses decreased $4.8 million, or 21%, and $8.7 million, or 20%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily attributable to decreases of $4.3 million and $8.4 million in personnel-related costs, respectively, for our engineering, data and product management personnel and contractors.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(in millions)	$	%	$	%	$	%	$	%
Performance marketing	$89.5	70%	$59.5	56%	$187.1	65%	$114.1	53%
Brand marketing	11.9	9%	18.6	18%	49.3	17%	45.6	21%
Organic and other marketing	26.6	21%	28.0	26%	51.3	18%	54.3	26%
Total sales and marketing	$128.0	100%	$106.1	100%	$287.7	100%	$214.0	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.

Sales and marketing expenses increased $21.9 million, or 21%, and $73.7 million, or 34%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily due to increases of $30.0 million and $73.0 million in performance marketing expenses, respectively, as well as a $6.7 million decrease in brand marketing expenses for the three months ended June 30, 2025.
General and administrative expense
General and administrative expenses decreased $2.8 million, or 17%, and $4.4 million, or 14%, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, respectively, primarily attributable to decreases of $2.2 million and $4.6 million in personnel-related costs, respectively.
Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$0.8	$1.5	$(0.7)	(45%)	$1.5	$2.9	$(1.4)	(49%)
Interest expense	(0.2)	(0.2)	—	(15%)	(0.3)	(0.4)	0.1	(16%)
Other gains (losses), net	0.2	—	0.2	NM	0.2	(0.1)	0.3	NM
Total other income, net	$0.8	$1.3	$(0.5)	(29%)	$1.4	$2.4	$(1.0)	(41%)
Other income, net decreased $0.5 million, or 29%, and $1.0 million, or 41%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily attributable to lower interest income reflecting lower interest rates and average cash balances.
Income tax provision
The Company’s tax provision for the six months ended June 30, 2025 was determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the period. The Company’s tax provision for the six months ended June 30, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
We had income tax provisions of $3.3 million and $4.4 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $4.8 million for the three and six months ended June 30, 2024, respectively. Our effective tax rate was 28.9% and 34.5% for the three and six months ended June 30, 2025 and (13.7%) and (138.6%) for the three and six months ended June 30, 2024, respectively. Our effective tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions, partially offset by research and development credits. Our effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance previously maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. federal and majority state deferred tax assets are realizable, resulting in a valuation allowance release for federal and states, other than California, during the three months ended December 31, 2024. We continue to maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of June 30, 2025. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
On July 4, 2025, the United States enacted tax reform legislation through An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly known as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to evaluate the impact the new legislation will have on our condensed consolidated financial statements, and are not able to quantify the impact at this time.

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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most comparable GAAP financial measures, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income (loss) from operations	$10.7	$(9.6)	$11.4	$(5.9)
Depreciation and amortization	12.7	12.2	25.3	24.1
Acquisition-related retention	0.8	1.3	1.6	2.5
Acquisition-related expenses	0.8	0.1	0.8	0.1
Loss on disposal of assets	0.3	—	0.3	—
Restructuring	0.1	—	0.4	—
Capitalized internally developed software costs	(4.7)	(6.7)	(9.8)	(12.9)
Non-GAAP operating income (loss)	$20.7	$(2.7)	$30.0	$7.9

Operating income (loss) margin	6%	(6%)	3%	(2%)
Non-GAAP operating income (loss) margin[1]	11%	(2%)	8%	3%

Net income (loss)	$8.2	$(9.4)	$8.4	$(8.3)
Depreciation and amortization	12.7	12.2	25.3	24.1
Stock-based compensation	8.2	10.3	14.9	19.0
Acquisition-related retention	0.8	1.3	1.6	2.5
Acquisition-related expenses	0.8	0.1	0.8	0.1
Loss on disposal of assets	0.3	—	0.3	—
Restructuring	0.1	—	0.4	—
Interest income, net	(0.6)	(1.3)	(1.2)	(2.5)
Other (gains) losses, net	(0.2)	—	(0.2)	0.1
Income tax provision	3.3	1.1	4.4	4.8
Adjusted EBITDA	$33.6	$14.3	$54.7	$39.8
Stock-based compensation	(8.2)	(10.3)	(14.9)	(19.0)
Capitalized internally developed software costs	(4.7)	(6.7)	(9.8)	(12.9)
Non-GAAP operating income (loss)	$20.7	$(2.7)	$30.0	$7.9

Net income (loss) margin	4%	(6%)	2%	(3%)
Adjusted EBITDA margin[2]	18%	10%	14%	13%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income (loss) from operations and net income (loss) for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

We had non-GAAP operating income of $20.7 million for the three months ended June 30, 2025 as compared to a non-GAAP operating loss of $2.7 million for the three months ended June 30, 2024, while non-GAAP operating income increased $22.1 million, or 281%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The changes in non-GAAP operating income are primarily attributable to income from operations of $10.7 million and $11.4 million for the three and six months ended June 30, 2025, as compared to losses from operations of $9.6 million and $5.9 million for the three and six months ended June 30, 2024, partially offset by decreases of $2.0 million and $3.1 million in capitalized internally developed software costs.
Adjusted EBITDA increased $19.3 million, or 135%, and $14.9 million, or 37%, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively, primarily attributable to net income of $8.2 million and $8.4 million for the three and six months ended June 30, 2025, as compared to net losses of $9.4 million and $8.3 million for the three and six months ended June 30, 2024, respectively. Additionally, adjustments to reconcile adjusted EBITDA to net income increased $1.7 million for the three months ended June 30, 2025 and decreased $1.8 million for the six months ended June 30, 2025, primarily reflecting decreases of $2.1 million and $4.1 million in stock-based compensation, partially offset by the impacts of decreases of $0.7 million and $1.3 million in net interest income, increases of $0.5 million and $1.2 million in depreciation and amortization, and, for the six months ended June 30, 2025, a $2.2 million increase in income tax provision.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from June 30, 2025) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $105.3 million and $66.3 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of June 30, 2025 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the six months ended June 30, 2025, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Share Repurchase Program: We maintain a plan, authorized by our Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by our Board of Directors, under which we may repurchase shares of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Programs are retired. We expect to fund repurchases with existing cash and cash equivalents. We did not repurchase any shares of Class A common stock during the six months ended June 30, 2025. We paid $0.3 million of excise taxes during the six months ended June 30, 2025 which related to previous share repurchases.
Credit Facility: We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of June 30, 2025 or December 31, 2024. The available amount to borrow under our Credit Agreement was $123.9 million at both June 30, 2025 and December 31, 2024, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.1 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of June 30, 2025 and December 31, 2024.
Warehouse Line of Credit: NDL, a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale or a minimum rate of 6%, and are secured by the underlying promissory notes of the mortgage loans held for sale as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2026. NDL had $11.3 million outstanding under the warehouse line of credit as of June 30, 2025, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity, and insurance requirements. NDL was in compliance with all covenants as of June 30, 2025 and December 31, 2024.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$44.2	$32.9
Net cash used in investing activities	(14.0)	(19.2)
Net cash provided by (used in) financing activities	8.9	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1
Net increase in cash and cash equivalents	$39.0	$13.4
Operating activities
Net cash provided by operating activities increased $11.3 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by net income of $8.4 million for the six months ended June 30, 2025, as compared to a net loss of $8.3 million for the six months ended June 30, 2024, partially offset by a $5.1 million decrease in non-cash charges. The decrease in non-cash charges was primarily due to decreases of $4.1 million in stock-based compensation and $3.2 million in deferred taxes, partially offset by increases of $1.2 million in depreciation and amortization and $0.8 million in other, net.
Investing activities
Net cash used in investing activities decreased $5.2 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an $8.1 million purchase of an investment in the six months ended June 30, 2024, and a $2.7 million decrease in capitalized software development costs, partially offset by $5.0 million of cash paid for an acquisition.
Financing activities
We had net cash provided by financing activities of $8.9 million for the six months ended June 30, 2025, as compared to net cash used in financing activities of $0.4 million for the six months ended June 30, 2024, with the change primarily due to $8.7 million of short-term borrowings under a warehouse line of credit and $1.0 million from issuance of Class A common stock under our Employee Stock Purchase Plan, both during the six months ended June 30, 2025, partially offset by a $1.8 million decrease from exercises of stock options.
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
During the six months ended June 30, 2025, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the six months ended June 30, 2025, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Investment Advisory Businesses
Our business has expanded to provide investment management services, including direct management of client assets, subjecting us to extensive regulation under both the federal laws, such as the Investment Advisers Act of 1940, and the laws, rules, and regulations of the jurisdictions where we conduct business. Our ability to conduct business in the jurisdictions in which we will operate depends on our compliance with the laws, rules, and regulations promulgated by the federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business. Periodic SEC and state examinations could result in fines, restrictions, or reputational damage if our policies, disclosures, or marketing fall short. Key risks include:
•Regulatory scrutiny. Our ability to comply with all applicable laws, rules, regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, which is dependent on our ability to attract and retain qualified compliance, audit, supervisory, and risk management personnel.
•Fiduciary liability. Failures in know-your-customer processes, portfolio management, or conflict management could trigger client losses, lawsuits, fee rescission, or enforcement actions.
•Third-party dependence. We rely on custodians, clearing brokers, and tech vendors. Service disruptions, cyber incidents, or vendor failures could impair client service and expose us to liability.
•Operational resilience. Managing assets at scale requires robust trading, risk, reporting, and cybersecurity systems; deficiencies could disrupt service and invite sanctions.
•Evolving rules. New custody, marketing, or best-interest standards could raise compliance costs or limit growth. Our educational tools and digital engagement may also be deemed investment advice, increasing exposure.
We cannot assure you that our systems and procedures will be effective in complying with all applicable laws, rules, and regulations, and interpretations. Because these advisory activities involve custodial control and fiduciary obligations, any adverse event could materially affect our reputation, revenues, results of operations, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2025, the following directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K) as set forth below:
On May 27, 2025, Jennifer Ceran, a member of our Board of Directors, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 40,000 shares of Class A common stock and is set to expire on May 27, 2026.
On May 29, 2025, Nicholas Tatum, Chief Accounting Officer, adopted a Rule 10b5-1 trading plan providing for the potential sale of up to 11,983 shares of Class A common stock, set to expire on July 10, 2026.
On June 10, 2025, The Yount Family Revocable Trust, of which Samuel Yount, Chief Business Officer, is trustee, terminated a Rule 10b5-1 trading plan that was set to expire on December 12, 2025.
On June 10, 2025, Bearman LLC, of which, Samuel Yount, Chief Business Officer, is the sole member, terminated a Rule 10b5-1 trading plan that was set to expire on December 12, 2025.
On June 10, 2025, The SMB Charitable Remainder Trust of which, Samuel Yount, Chief Business Officer, is trustee, terminated a Rule 10b5-1 trading plan that was set to expire on December 12, 2025.
On June 10, 2025, The Margaret Yount Charitable Remainder Trust, of which, Samuel Yount, Chief Business Officer, is trustee, terminated a Rule 10b5-1 trading plan that was set to expire on December 12, 2025.

Item 6. Exhibits.
(a) Exhibits.

Exhibit Number	Description of Exhibit	Location
10.1	Limited Consent, Waiver and Third Amendment to Credit Agreement dated June 13, 2025, by and among NerdWallet, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).	**
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

NERDWALLET, INC.

Date:	August 7, 2025	By:	/s/ Jun Hyung Lee
Jun Hyung Lee
Chief Financial Officer