Form 10-Q
period 2025-09-30
NERDWALLET, INC.
filed 2025-11-06
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 41,027,578 shares of Class A common stock and 31,685,652 shares of Class B common stock as of October 30, 2025.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve significant risks and uncertainties. Except for statements of historical facts, all statements contained in this Quarterly Report on Form 10-Q are forward-looking. These statements often contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or similar terms, including their negatives. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of macroeconomic developments, including inflation, interest rates, credit market conditions and general economic uncertainty, on our business, operating results, financial condition, and stock price;
•our expectations regarding future financial and operational performance, including total revenue, cost of revenue, non‑GAAP operating income (loss) and adjusted EBITDA;
•our ability to grow traffic, engagement, and monetization on our platform;
•expected returns on marketing investments and brand campaigns;
•consumer demand for products and services offered through our platform;
•our ability to increase user registrations, improve repeat usage rates, and convert users into matches with financial services partners;
•expansion within existing and new verticals, including new products, services, and features that are competitive, compliant with applicable regulations, and responsive to market needs;
•changing geographic operations;
•maintaining and expanding relationships with existing financial services partners and identifying new ones;
•developing scalable technology and data capabilities to provide personalized guidance and enhance user engagement;
•strengthening brand awareness, credibility, and consumer trust;
•producing high quality, engaging consumer content and tools;
•adapting to evolving consumer financial interests and behaviors;
•competing effectively in existing and new markets;
•maintaining the security, reliability, and availability of our platform;
•protecting and enhancing our intellectual property portfolio;
•attracting, developing, and retaining highly skilled and diverse talent;
•complying with evolving laws, regulations, and supervisory expectations applicable to our business;
•the adequacy of our cash, cash equivalents, and investments to meet liquidity needs;
•managing growth, scaling infrastructure, and preserving our corporate culture;
•identifying, executing, and successfully integrating acquisitions;
•entering new financial services markets, and meeting associated regulatory complexities; and
•achieving expected synergies, accretion, and other benefits from completed acquisitions.

These forward-looking statements are not guarantees of future performance and should not be relied upon as predictions of future events. They are based on our current expectations, estimates, and projections regarding future events and trends that may affect our business, financial condition, and operating results. These expectations are subject to various risks, uncertainties, and assumptions, including those described elsewhere in this Quarterly Report on Form 10-Q, in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in our subsequent periodic filings with the U.S. Securities and Exchange Commission.
Our industry is highly competitive and rapidly evolving, and new risks and uncertainties may arise that we cannot predict. As a result, actual results, events, or circumstances may differ materially from those reflected in our forward-looking statements.
Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof. We undertake no obligation to update any such statements in this Quarterly Report on Form 10-Q to reflect subsequent events, new information, or unexpected developments, except as required by law. These statements also do not reflect potential impacts from future acquisitions, mergers, dispositions, joint ventures, or investments.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2025	December 31, 2024
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$120.6	$66.3
Accounts receivable—net	121.9	102.2
Prepaid expenses and other current assets	32.6	28.2
Total current assets	275.1	196.7
Property, equipment and software—net	32.7	43.0
Goodwill	115.7	112.4
Intangible assets—net	24.8	33.3
Deferred tax asset—noncurrent	33.8	45.6
Right-of-use assets	7.6	5.3
Other assets	3.1	1.3
Total Assets	$492.8	$437.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13.6	$8.9
Accrued expenses and other current liabilities	60.8	51.2
Total current liabilities	74.4	60.1
Other liabilities—noncurrent	16.0	13.3
Total liabilities	90.4	73.4
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 74,731 and 74,108 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	553.5	530.9
Accumulated other comprehensive loss	(0.1)	(0.2)
Accumulated deficit	(151.0)	(166.5)
Total stockholders’ equity	402.4	364.2
Total Liabilities and Stockholders’ Equity	$492.8	$437.6
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Revenue	$215.1	$191.3	$611.2	$503.8
Costs and Expenses:
Cost of revenue	15.3	17.7	50.1	46.8
Research and development	15.7	23.0	50.4	66.4
Sales and marketing	135.3	128.1	423.0	342.1
General and administrative	14.4	15.9	41.9	47.8
Total costs and expenses	180.7	184.7	565.4	503.1
Income from Operations	34.4	6.6	45.8	0.7
Other income, net:
Interest income	1.0	1.3	2.5	4.2
Interest expense	(0.2)	(0.1)	(0.5)	(0.5)
Other gains (losses), net	0.3	—	0.5	(0.1)
Total other income, net	1.1	1.2	2.5	3.6
Income before income taxes	35.5	7.8	48.3	4.3
Income tax provision	9.2	7.7	13.6	12.5
Net Income (Loss)	$26.3	$0.1	$34.7	$(8.2)

Net Income (Loss) per Share Attributable to Common Stockholders
Basic	$0.35	$0.00	$0.46	$(0.11)
Diluted	$0.34	$0.00	$0.45	$(0.11)

Weighted-average Shares Used in Computing Net Income (Loss) per Share Attributable to Common Stockholders
Basic	75.7	77.4	74.9	77.5
Diluted	76.9	79.3	76.5	77.5

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net Income (Loss)	$26.3	$0.1	$34.7	$(8.2)
Other Comprehensive Income (Loss):
Change in foreign currency translation	(0.3)	0.3	0.1	0.3
Comprehensive Income (Loss)	$26.0	$0.4	$34.8	$(7.9)

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2
Issuance of Class A common stock upon exercise of stock options	5	—	—			—
Issuance of Class A common stock pursuant to settlement of restricted stock units	431	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(52)	—	(0.5)			(0.5)
Stock-based compensation			7.5			7.5
Other comprehensive income				0.2		0.2
Net income					0.2	0.2
Balance as of March 31, 2025	74,492	$—	$537.9	$—	$(166.3)	$371.6
Issuance of Class A common stock upon exercise of stock options	26	—	0.3			0.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	594	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.3)			(0.3)
Issuance of Class A common stock under Employee Stock Purchase Plan	136	—	1.0			1.0
Stock-based compensation			9.0			9.0
Other comprehensive income				0.2		0.2
Net income					8.2	8.2
Balance as of June 30, 2025	75,223	$—	$547.9	$0.2	$(158.1)	$390.0
Issuance of Class A common stock upon exercise of stock options	64	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	1,450	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(224)	—	(2.4)			(2.4)
Repurchase of Class A common stock	(1,782)	—			(19.2)	(19.2)
Stock-based compensation			7.6			7.6
Other comprehensive loss				(0.3)		(0.3)
Net income					26.3	26.3
Balance as of September 30, 2025	74,731	$—	$553.5	$(0.1)	$(151.0)	$402.4

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	276	—	1.7			1.7
Issuance of Class A common stock pursuant to settlement of restricted stock units	529	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(25)	—	(0.5)			(0.5)
Stock-based compensation			9.6			9.6
Other comprehensive loss				(0.1)		(0.1)
Net income					1.1	1.1
Balance as of March 31, 2024	77,720	$—	$494.5	$(0.4)	$(115.4)	$378.7
Issuance of Class A common stock upon exercise of stock options	104	—	0.4			0.4
Issuance of Class A common stock pursuant to settlement of restricted stock units	730	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(68)	—	(0.9)			(0.9)
Repurchase of Class A common stock	(89)	—			(1.1)	(1.1)
Stock-based compensation			11.6			11.6
Other comprehensive income				0.1		0.1
Net loss					(9.4)	(9.4)
Balance as of June 30, 2024	78,397	$—	$505.6	$(0.3)	$(125.9)	$379.4
Issuance of Class A common stock upon exercise of stock options	430	—	3.1			3.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	981	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(28)	—	(0.3)			(0.3)
Repurchase of Class A common stock	(5,752)	—			(71.1)	(71.1)
Stock-based compensation			10.9			10.9
Other comprehensive income				0.3		0.3
Net income					0.1	0.1
Balance as of September 30, 2024	74,028	$—	$519.3	$—	$(196.9)	$322.4
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating Activities:
Net income (loss)	$34.7	$(8.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36.9	37.0
Stock-based compensation	21.6	29.2
Deferred taxes	11.5	(0.2)
Non-cash lease costs	1.8	1.7
Other losses, net	1.6	0.3
Changes in operating assets and liabilities:
Accounts receivable	(20.6)	(27.3)
Prepaid expenses and other assets	(0.7)	3.5
Mortgage loans held for sale	(3.6)	—
Accounts payable	4.8	10.3
Accrued expenses and other current liabilities	6.4	16.8
Operating lease liabilities	(2.1)	(2.5)
Other liabilities	0.4	1.3
Net cash provided by operating activities	92.7	61.9
Investing Activities:
Purchase of investments	(2.0)	(8.1)
Capitalized software development costs	(12.4)	(15.9)
Purchase of property and equipment	(1.0)	(0.4)
Business combination	(5.0)	—
Net cash used in investing activities	(20.4)	(24.4)
Financing Activities:
Net borrowing on warehouse line of credit	3.3	—
Proceeds from exercise of stock options	0.7	5.2
Tax payments related to net-share settlements on restricted stock units	(3.2)	(1.7)
Issuance of Class A common stock under Employee Stock Purchase Plan	1.0	—
Repurchase of Class A common stock	(19.5)	(69.8)
Net cash used in financing activities	(17.7)	(66.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.1
Net increase (decrease) in cash and cash equivalents	54.3	(28.7)
Cash and Cash Equivalents:
Beginning of period	66.3	100.4
End of period	$120.6	$71.7
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.9	$0.7
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$14.5	$10.2
Cash paid for interest	0.2	0.3
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2.4	$2.9
Lease liabilities arising from obtaining right-of-use assets	4.1	—
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and nine months ended September 30, 2024 have been reclassified to conform to the financial statement presentation as of and for the three and nine months ended September 30, 2025. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.
Segments—The Company has one operating segment. The measure of segment assets is presented as total assets in the condensed consolidated balance sheets.
Components of segment costs and expenses, along with a reconciliation to income (loss) from operations, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$215.1	$191.3	$611.2	$503.8

Costs and Expenses:
Performance marketing	104.8	91.9	291.9	206.0
Brand marketing	5.1	11.9	54.4	57.5
Personnel-related expenses[1]	41.7	40.3	125.5	138.6
Stock-based compensation[1]	7.6	9.4	24.1	30.6
Capitalized internally developed software costs	(5.6)	(5.7)	(15.4)	(18.6)
Depreciation and amortization	11.6	12.9	36.9	37.0
Other segment costs and expenses[2]	15.5	24.0	48.0	52.0
Total costs and expenses	180.7	184.7	565.4	503.1
Income from Operations	$34.4	$6.6	$45.8	$0.7
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Sales and Marketing—Components of sales and marketing expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Performance marketing	$104.8	$91.9	$291.9	$206.0
Brand marketing	5.1	11.9	54.4	57.5
Organic and other marketing	25.4	24.3	76.7	78.6
Total Sales and Marketing	$135.3	$128.1	$423.0	$342.1
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
The contribution from this acquisition following the closing date through September 30, 2025 was not material to the Company’s revenue and operating income for the three and nine months ended September 30, 2025. Pro forma results of operations have not been provided to reflect this acquisition as such results would not have been materially different from the Company’s reported results.
Lease Amendment—In April 2025, the Company commenced an amendment of an operating lease for office space in Arizona, and recorded a $4.0 million right-of-use (ROU) asset and $4.0 million of corresponding operating lease liabilities. The amendment expires in 2030, with total remaining future lease payments of $4.7 million as of September 30, 2025. The amendment also includes options for extension or early termination of the lease, neither of which options are certain to be exercised by the Company and, accordingly, are excluded from the calculations of ROU assets and lease liabilities recognized.
Significant Accounting Policies—During the nine months ended September 30, 2025, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements Not Yet Adopted—In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue From Contracts with Customers. The practical expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance in ASU 2025-05 is effective on an annual and interim basis, and will be required to be applied for the year ending December 31, 2026 for public business entities, with early adoption permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which amends certain aspects of the accounting for and disclosure of software costs, including eliminating consideration of software project development stages and providing enhanced guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. The guidance in ASU 2025-06 is effective on an annual and interim basis, and will be required to be applied for the year ending December 31, 2028 for public business entities, with early adoption permitted as of the beginning of an annual reporting period. The guidance may be applied on a prospective, retrospective, or modified prospective basis.
The Company is currently evaluating the impact of the adoptions of these new standards on the Company’s condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Insurance	$70.9	$68.7	$199.6	$119.6
Credit cards	34.1	45.3	106.9	141.4
SMB products	23.6	27.8	77.5	84.3
Loans	39.6	23.8	91.1	66.9
Emerging verticals	46.9	25.7	136.1	91.6
Total Revenue	$215.1	$191.3	$611.2	$503.8
Revenue recognized during the nine months ended September 30, 2025 which was deferred as of December 31, 2024, was immaterial. During the nine months ended September 30, 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, all of which was recognized during the three months ended March 31, 2024.
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet related to estimated variable consideration was $4.5 million and $6.8 million as of September 30, 2025 and December 31, 2024, respectively.
3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of September 30, 2025
Assets:
Cash and cash equivalents—money market funds	$64.1	$—	$—	$64.1
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	6.2	—	6.2
Total Assets Measured at Fair Value	$64.1	$8.4	$—	$72.5

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2024
Assets:
Cash and cash equivalents—money market funds	$36.8	$—	$—	$36.8
Certificate of deposit	—	2.2	—	2.2
Mortgage loans held for sale	—	2.6	—	2.6
Total Assets Measured at Fair Value	$36.8	$4.8	$—	$41.6

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

4.Significant Condensed Consolidated Balance Sheet Components
During the three and nine months ended September 30, 2025, the Company made a strategic investment of $2.0 million in equity interests of a limited liability company. These equity interests do not have a readily determinable fair value and are accounted for under the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost, and subsequently adjusted based on the Company’s proportionate share of the investee’s net income or loss, based on the most recent available financial information from the investee, net of any contributions and distributions received. Equity method investments are periodically reviewed for impairment, and would be considered impaired when the fair value of the Company’s interest is less than the carrying value, with an impairment charge recorded in earnings if such decline in value is determined to be other than temporary. Equity method investments are included in other assets on the Company’s condensed consolidated balance sheet. The carrying value of the Company’s equity method investment was $2.0 million as of September 30, 2025, and there were no related changes in carrying amount or impairment during the three and nine months ended September 30, 2025.
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $30.7 million and $40.5 million as of September 30, 2025 and December 31, 2024, respectively. The Company capitalized $5.6 million and $15.4 million of software development costs during the three and nine months ended September 30, 2025, respectively, and $5.7 million and $19.0 million during the three and nine months ended September 30, 2024, respectively. The Company recorded amortization expense related to capitalized software development costs of $7.6 million and $25.3 million during the three and nine months ended September 30, 2025, respectively, and $9.0 million and $25.3 million during the three and nine months ended September 30, 2024, respectively.
Accrued expenses and other current liabilities include unbilled accounts payable of $44.0 million and $33.7 million, short‑term borrowings under a warehouse line of credit of $5.8 million and $2.5 million, and operating lease liabilities of $1.9 million and $2.3 million, as of September 30, 2025 and December 31, 2024, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $6.6 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively.
5.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. See Note 7–Leases for discussion of an amendment of an operating lease for office space. As of September 30, 2025, there were no other material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of September 30, 2025 or December 31, 2024.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Stockholders’ Equity
Share Repurchase Program—The Company maintains a plan, authorized by its Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by the Board of Directors, including a $50.0 million additional share repurchase authorization announced on September 13, 2025, under which the Company may repurchase shares of the Company’s Class A common stock (collectively, the Repurchase Program).
The Company repurchased 1.8 million shares of Class A common stock for $19.2 million during the three and nine months ended September 30, 2025, and repurchased 5.7 million and 5.8 million shares, respectively, for $71.1 million and $72.2 million, respectively, during the three and nine months ended September 30, 2024. Additionally, the Company paid $0.3 million of excise taxes during the nine months ended September 30, 2025 which related to previous share repurchases. The remaining share repurchase authorization under the Repurchase Program is $55.8 million as of September 30, 2025.
Between October 1, 2025 and November 5, 2025, the Company repurchased 2.3 million shares of Class A common stock for $25.5 million. The remaining share repurchase authorization under the Repurchase Program is $30.3 million as of November 5, 2025.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024[1]	3,283	$12.40	6.2	$7.1
Granted[2]	2,119	$10.25
Exercised	(95)	$6.59
Cancelled/forfeited[2]	(631)	$13.38
Balance as of September 30, 2025[1]	4,676	$11.41	7.2	$5.5
Vested and exercisable as of September 30, 2025	2,504	$12.43	5.5	$2.9
______________
(1)Includes 0.2 million of stock options with both service-based and performance-based conditions.
(2)Includes 0.1 million of stock options with both service-based and performance-based conditions.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 was $5.96 per share. The aggregate intrinsic value of options exercised was immaterial for the nine months ended September 30, 2025.
The per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	57.9%	58.1%
Expected term (in years)	6.0	5.9
Risk-free interest rate	4.1%	4.2%

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Restricted Stock Units—A summary of the Company’s outstanding nonvested restricted stock units (RSUs) for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024[1]	4,621	$12.57
Granted[1]	3,548	$9.43
Vested[1]	(2,475)	$11.19
Forfeited	(918)	$12.23
Nonvested as of September 30, 2025[1]	4,776	$11.02
______________
(1)Includes less than 0.1 million of RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $25.8 million during the nine months ended September 30, 2025.
Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.7 million effective January 1, 2025. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.2 million and $0.7 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Research and development	$2.0	$3.7	$6.6	$9.4
Sales and marketing	1.7	2.3	6.4	7.6
General and administrative	3.0	4.2	8.6	12.2
Total Stock-based Compensation	$6.7	$10.2	$21.6	$29.2
In addition, stock-based compensation capitalized related to software development costs was $0.9 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and $2.5 million and $2.9 million during the nine months ended September 30, 2025 and 2024, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

7.Income Taxes
The Company’s tax provision for the three and nine months ended September 30, 2025 was determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. The Company’s tax provision for the three and nine months ended September 30, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions. The primary difference between the Company’s effective tax rate and the statutory federal income tax rate for the three and nine months ended September 30, 2024 was the full valuation allowance previously maintained on the Company’s federal, state and foreign deferred tax attributes. During the three months ended December 31, 2024, the Company concluded that it was more likely than not that the Company will be able to fully realize its net U.S. Federal and majority state deferred tax assets, with a significant improvement in the Company’s profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly recorded a valuation allowance release. The Company continues to maintain a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of September 30, 2025. The Company’s judgment regarding the likelihood of realization of its deferred tax assets could change in future periods, which could result in a material impact in the Company’s income tax provision in the period of change.
On July 4, 2025, the United States enacted tax reform legislation through An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly known as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The Company has incorporated the new legislation into its income tax provision, as applicable, and determined that there was no material impact on the Company’s tax provision for 2025.
8.Net Income (Loss) per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income (loss) attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$26.3	$0.1	$34.7	$(8.2)
Denominator:
Weighted-average shares of common stock—basic	75.7	77.4	74.9	77.5
Effect of dilutive RSUs, stock options and ESPP shares	1.2	1.9	1.6	—
Weighted-average shares of common stock—diluted	76.9	79.3	76.5	77.5
Net income (loss) per share attributable to common stockholders:
Basic	$0.35	$0.00	$0.46	$(0.11)
Diluted	$0.34	$0.00	$0.45	$(0.11)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Shares subject to outstanding stock options and RSUs	5.4	4.6	5.2	6.7
ESPP	—	0.1	0.1	0.1

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
As a personal finance website, app, and financial service provider, NerdWallet provides consumers—both individuals and SMBs—with trustworthy and knowledgeable financial information so they can make smart money moves. From finding the best credit card to buying a house, NerdWallet is there to help consumers make financial decisions with confidence. Consumers have free access to our expert content and comparison shopping marketplaces, plus a data-driven app, which helps them stay on top of their finances and save time and money, giving them the freedom to do more. NerdWallet is available for consumers in the U.S., United Kingdom and Canada.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$215.1	$191.3	$611.2	$503.8
Costs and Expenses:
Cost of revenue	15.3	17.7	50.1	46.8
Research and development[1]	15.7	23.0	50.4	66.4
Sales and marketing[1]	135.3	128.1	423.0	342.1
General and administrative[1]	14.4	15.9	41.9	47.8
Total costs and expenses	180.7	184.7	565.4	503.1
Income from Operations	34.4	6.6	45.8	0.7
Other income, net:
Interest income	1.0	1.3	2.5	4.2
Interest expense	(0.2)	(0.1)	(0.5)	(0.5)
Other gains (losses), net	0.3	—	0.5	(0.1)
Total other income, net	1.1	1.2	2.5	3.6
Income before income taxes	35.5	7.8	48.3	4.3
Income tax provision	9.2	7.7	13.6	12.5
Net Income (Loss)	$26.3	$0.1	$34.7	$(8.2)
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Research and development	$2.0	$3.7	$6.6	$9.4
Sales and marketing	1.7	2.3	6.4	7.6
General and administrative	3.0	4.2	8.6	12.2
Total stock-based compensation	$6.7	$10.2	$21.6	$29.2

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and Expenses:
Cost of revenue	7	10	8	9
Research and development	7	12	8	13
Sales and marketing	63	67	69	68
General and administrative	7	8	7	10
Total costs and expenses	84	97	92	100
Income from Operations	16	3	8	—
Other income, net:
Interest income	—	1	—	1
Interest expense	—	—	—	—
Other gains (losses), net	—	—	—	—
Total other income, net	—	1	—	1
Income before income taxes	16	4	8	1
Income tax provision	4	4	2	3
Net Income (Loss)	12%	0%	6%	(2%)
Income from operations increased $27.8 million, or 420%, and $45.1 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily driven by increases in revenue of $23.8 million and $107.4 million. Operating expenses decreased $4.0 million for the three months ended September 30, 2025 and increased $62.3 million for the nine months ended September 30, 2025, primarily attributable to increases of $7.2 million and $80.9 million in sales and marketing expenses, partially offset by decreases of $7.3 million and $16.0 million in research and development expenses. Additionally, cost of revenue decreased $2.4 million for the three months ended September 30, 2025 and increased $3.3 million for the nine months ended September 30, 2025.
Net income increased $26.2 million for the three months ended September 30, 2025, and was $34.7 million for the nine months ended September 30, 2025 as compared to a net loss of $8.2 million for the nine months ended September 30, 2024, primarily driven by increases in income from operations of $27.8 million and $45.1 million for the three and nine months ended September 30, 2025.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Insurance	$70.9	$68.7	$2.2	3%	$199.6	$119.6	$80.0	67%
Credit cards	34.1	45.3	(11.2)	(25%)	106.9	141.4	(34.5)	(24%)
SMB products	23.6	27.8	(4.2)	(15%)	77.5	84.3	(6.8)	(8%)
Loans	39.6	23.8	15.8	66%	91.1	66.9	24.2	36%
Emerging verticals	46.9	25.7	21.2	83%	136.1	91.6	44.5	49%
Total Revenue	$215.1	$191.3	$23.8	12%	$611.2	$503.8	$107.4	21%
Revenue increased $23.8 million, or 12%, and $107.4 million, or 21%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily reflecting growth in Insurance products, Emerging verticals revenues, and Loans, partially offset by lower Credit cards revenue.
Insurance revenue includes revenue from consumer insurance products, including auto, life and pet insurance. Insurance revenue increased $2.2 million, or 3%, and $80.0 million, or 67%, for the three and nine months ended September 30, 2025, respectively, driven by strong growth in auto insurance products revenue for the nine months ended September 30, 2025 as carriers expanded budgets.

Credit cards revenue consists of revenue from consumer credit cards. Credit cards revenue decreased $11.2 million, or 25%, and $34.5 million, or 24%, for the three and nine months ended September 30, 2025, respectively, primarily due to continued pressures in organic search traffic that have persisted for multiple quarters.
SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. SMB products revenue decreased $4.2 million, or 15%, and $6.8 million, or 8%, for the three and nine months ended September 30, 2025, respectively, primarily due to continued pressures in organic search traffic.
Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Loans revenue increased $15.8 million, or 66%, and $24.2 million, or 36%, for the three and nine months ended September 30, 2025, respectively, primarily due to increases of 91% and 42% in personal loans revenue, respectively, and 60% and 39% in mortgage loans revenue, respectively, as we continue to integrate our October 2024 acquisition of Next Door Lending LLC (NDL).
Emerging verticals revenue includes revenue from other product sources, including banking, investing and international. Emerging verticals revenue increased $21.2 million, or 83%, and $44.5 million, or 49%, for the three and nine months ended September 30, 2025, respectively, primarily driven by increases of 96% and 60% in banking revenue, respectively, due to higher demand for banking products.
Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$15.3	$17.7	$(2.4)	(13%)	$50.1	$46.8	$3.3	7%
Research and development	15.7	23.0	(7.3)	(31%)	50.4	66.4	(16.0)	(24%)
Sales and marketing	135.3	128.1	7.2	6%	423.0	342.1	80.9	24%
General and administrative	14.4	15.9	(1.5)	(10%)	41.9	47.8	(5.9)	(12%)
Total Costs and Expenses	$180.7	$184.7	$(4.0)	(2%)	$565.4	$503.1	$62.3	12%
Cost of revenue
Cost of revenue decreased $2.4 million, or 13%, for the three months ended September 30, 2025, primarily due to decreases of $1.4 million in amortization expense related to capitalized software development costs and $1.0 million related to third-party service and data charges. Cost of revenue increased $3.3 million, or 7%, for the nine months ended September 30, 2025, primarily due to a $3.4 million increase related to third-party service and data charges.
Research and development expense
Research and development expenses decreased $7.3 million, or 31%, and $16.0 million, or 24%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily attributable to decreases of $1.9 million and $10.3 million in personnel-related costs, respectively, for our engineering, data and product management personnel and contractors, as well as a $5.6 million restructuring charge in the three and nine months ended September 30, 2024.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(in millions)	$	%	$	%	$	%	$	%
Performance marketing	$104.8	77%	$91.9	72%	$291.9	69%	$206.0	60%
Brand marketing	5.1	4%	11.9	9%	54.4	13%	57.5	17%
Organic and other marketing	25.4	19%	24.3	19%	76.7	18%	78.6	23%
Total Sales and Marketing	$135.3	100%	$128.1	100%	$423.0	100%	$342.1	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.

Sales and marketing expenses increased $7.2 million, or 6%, and $80.9 million, or 24%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily due to increases of $12.9 million and $85.9 million in performance marketing expenses, respectively, partially offset by decreases of $6.8 million and $3.1 million in brand marketing expenses, respectively, for the three and nine months ended September 30, 2025.
General and administrative expense
General and administrative expenses decreased $1.5 million, or 10%, and $5.9 million, or 12%, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, primarily attributable to decreases of $0.9 million and $5.5 million in personnel-related costs, respectively, as well as a $1.0 million restructuring charge in the three and nine months ended September 30, 2024.
Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$1.0	$1.3	$(0.3)	(23%)	$2.5	$4.2	$(1.7)	(41%)
Interest expense	(0.2)	(0.1)	(0.1)	3%	(0.5)	(0.5)	—	(11%)
Other gains (losses), net	0.3	—	0.3	296%	0.5	(0.1)	0.6	NM
Total Other Income, net	$1.1	$1.2	$(0.1)	(10%)	$2.5	$3.6	$(1.1)	(31%)
Other income, net decreased $0.1 million, or 10%, and $1.1 million, or 31%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily attributable to lower interest income reflecting lower interest rates and average cash balances.
Income tax provision
The Company’s tax provision for the nine months ended September 30, 2025 was determined using an estimated annual effective tax rate which was adjusted for discrete items occurring during the period. The Company’s tax provision for the nine months ended September 30, 2024 was determined using a discrete effective tax rate method, as allowed by ASC Topic 740-270, Income Taxes, Interim Reporting, as the Company had determined that small changes in estimated “ordinary” income would have resulted in significant changes in the estimated annual effective tax rate.
We had income tax provisions of $9.2 million and $13.6 million for the three and nine months ended September 30, 2025, respectively, and $7.7 million and $12.5 million for the three and nine months ended September 30, 2024, respectively. Our effective tax rate was 25.8% and 28.1% for the three and nine months ended September 30, 2025, and 99.2% and 290.7% for the three and nine months ended September 30, 2024, respectively. Our effective tax rate for the three and nine months ended September 30, 2025 differs from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions. Our effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21% primarily due to the valuation allowance previously maintained against our net U.S. deferred tax assets and state taxes, partially offset by research and development credits.
Based on our ongoing assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we concluded that it was more likely than not that our U.S. federal and majority state deferred tax assets are realizable, resulting in a valuation allowance release for federal and states, other than California, during the three months ended December 31, 2024. We continue to maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of September 30, 2025. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
On July 4, 2025, the United States enacted tax reform legislation through An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14, commonly known as the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We have incorporated the new legislation into our income tax provision, as applicable, and determined that there was no material impact on our tax provision for 2025.

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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most comparable GAAP financial measures, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income from Operations	$34.4	$6.6	$45.8	$0.7
Depreciation and amortization	11.6	12.9	36.9	37.0
Acquisition-related retention	—	0.8	1.6	3.3
Acquisition-related expenses	0.9	0.5	1.7	0.6
Loss on disposal of assets	—	—	0.3	—
Restructuring	—	7.8	0.4	7.8
Capitalized internally developed software costs	(5.6)	(5.7)	(15.4)	(18.6)
Non-GAAP Operating Income	$41.3	$22.9	$71.3	$30.8

Operating income margin	16%	3%	7%	0%
Non-GAAP operating income margin[1]	19%	12%	12%	6%

Net Income (Loss)	$26.3	$0.1	$34.7	$(8.2)
Depreciation and amortization	11.6	12.9	36.9	37.0
Stock-based compensation	6.7	8.7	21.6	27.7
Acquisition-related retention	—	0.8	1.6	3.3
Acquisition-related expenses	0.9	0.5	1.7	0.6
Loss on disposal of assets	—	—	0.3	—
Restructuring	—	7.8	0.4	7.8
Interest income, net	(0.8)	(1.2)	(2.0)	(3.7)
Other (gains) losses, net	(0.3)	—	(0.5)	0.1
Income tax provision	9.2	7.7	13.6	12.5
Adjusted EBITDA	$53.6	$37.3	$108.3	$77.1
Stock-based compensation	(6.7)	(8.7)	(21.6)	(27.7)
Capitalized internally developed software costs	(5.6)	(5.7)	(15.4)	(18.6)
Non-GAAP Operating Income	$41.3	$22.9	$71.3	$30.8

Net income (loss) margin	12%	0%	6%	(2%)
Adjusted EBITDA margin[2]	25%	19%	18%	15%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income (loss) from operations and net income (loss) for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.
Non-GAAP operating income increased $18.4 million, or 81%, and $40.5 million, or 132%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily driven by increases in income from operations of $27.8 million and $45.1 million, respectively, partially offset by $7.8 million of restructuring charges for the three and nine months ended September 30, 2024.

Adjusted EBITDA increased $16.3 million, or 44%, and $31.2 million, or 41%, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively, primarily driven by increases in net income of $26.2 million and $42.9 million, respectively, Additionally, adjustments to reconcile adjusted EBITDA to net income decreased $9.9 million and $11.7 million for the three and nine months ended September 30, 2025, primarily reflecting $7.8 million of restructuring charges for the three and nine months ended September 30, 2024 and decreases of $2.0 million and $6.1 million in stock-based compensation.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from September 30, 2025) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $120.6 million and $66.3 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of September 30, 2025 is included in Note 5–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the nine months ended September 30, 2025, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Share Repurchase Program: We maintain a plan, authorized by our Board of Directors in May 2023 with subsequent additional share repurchase authorizations as approved by our Board of Directors, including a $50.0 million additional share repurchase authorization announced on September 13, 2025, under which we may repurchase shares of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5‑1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Programs are retired. We expect to fund repurchases with existing cash and cash equivalents. We repurchased 1.8 million shares of Class A common stock for $19.2 million, including costs associated with the repurchases, during the nine months ended September 30, 2025. Additionally, we paid $0.3 million of excise taxes during the nine months ended September 30, 2025 which related to previous share repurchases.

Credit Facility: We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of September 30, 2025 or December 31, 2024. The available amount to borrow under our Credit Agreement was $123.9 million at both September 30, 2025 and December 31, 2024, which was equal to the available amount under the credit agreement of $125.0 million, net of letters of credit of $1.1 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2025 and December 31, 2024.
Warehouse Line of Credit: NDL, a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale or a minimum rate of 6%, and are secured by the underlying promissory notes of the mortgage loans held for sale as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2026. NDL had $5.8 million outstanding under the warehouse line of credit as of September 30, 2025, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity, and insurance requirements. NDL was in compliance with all covenants as of September 30, 2025 and December 31, 2024.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$92.7	$61.9
Net cash used in investing activities	(20.4)	(24.4)
Net cash used in financing activities	(17.7)	(66.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.1
Net increase (decrease) in cash and cash equivalents	$54.3	$(28.7)
Operating activities
Net cash provided by operating activities increased $30.8 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by net income of $34.7 million for the nine months ended September 30, 2025, as compared to a net loss of $8.2 million for the nine months ended September 30, 2024, as well as a $5.4 million increase in non-cash charges, partially offset by a $17.5 million increase in net cash outflow from changes in operating assets and liabilities. The increase in non-cash charges was primarily due to increases of $11.7 million in deferred taxes and $1.3 million in other, net, partially offset by a $7.6 million decrease in stock-based compensation. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to increases of $10.4 million for accrued expenses and other current liabilities, $5.5 million for accounts payable, $4.2 million for prepaid expenses and other current assets, and $3.6 million for mortgage loans held for sale, partially offset by a $6.7 million decrease for accounts receivable.
Investing activities
Net cash used in investing activities decreased $4.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to decreases of $6.1 million in purchases of investments and $3.5 million in capitalized software development costs, partially offset by $5.0 million of cash paid for an acquisition in the nine months ended September 30, 2025.

Financing activities
Net cash used in financing activities decreased $48.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a $50.3 million decrease for repurchases of Class A common stock and $3.3 million of short-term borrowings under a warehouse line of credit, partially offset by a $4.5 million decrease from exercises of stock options.
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
During the nine months ended September 30, 2025, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the nine months ended September 30, 2025, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and in our subsequent periodic filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$25.0
August 1, 2025 - August 31, 2025	298	$9.94	298	$22.0
September 1, 2025 - September 30, 2025	1,484	$10.95	1,484	$55.8
Total	1,782		1,782
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024, October 29, 2024, and September 13, 2025 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million, $25 million, and $50 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate us to acquire any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

NERDWALLET, INC.

Date:	November 6, 2025	By:	/s/ Jun Hyung Lee
Jun Hyung Lee
Chief Financial Officer