Form 10-K
period 2025-12-31
NERDWALLET, INC.
filed 2026-02-25
CIK 1625278

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $349 million based upon the closing price of such shares on the Nasdaq Global Market on such date.
The registrant had outstanding 35,100,146 shares of Class A common stock and 31,685,652 shares of Class B common stock as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•our expectations regarding future financial and operational performance, including total revenue, cost of revenue, non-GAAP operating income (loss) and adjusted EBITDA;
•our ability to grow traffic, engagement, and monetization on our platform;
•expected returns on marketing investments and brand campaigns;
•consumer and SMB demand for products and services offered through our platform;
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
•strengthening brand awareness, credibility, and consumer and SMB trust;
•producing high quality, engaging consumer and SMB content and tools;
•adapting to evolving consumer and SMB financial interests and behaviors;
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

Part I
Item 1. Business.
Overview
NerdWallet, Inc. (NerdWallet, the Company, we, our, or us) provides consumers and small and mid-sized businesses (SMBs) with trusted guidance across a broad range of finance topics through a digital platform that integrates independent editorial content, comparison tools, data-driven product marketplaces, and access to regulated financial services offered through our subsidiaries. Our mission is to provide clarity for all of life’s financial decisions. Our vision is a world where everyone makes financial decisions with confidence.
Our platform enables users to compare financial products, access educational resources, receive personalized insights, and connect with third-party providers across credit cards, banking, insurance, lending, investing, wealth management, and other financial categories. We generate revenue primarily through referral fees, lead generation, and partner-based monetization, as well as through revenue derived from brokering and advisory services. Our business model is designed to be partner-neutral and to support transparent consumer and SMB choice by offering side-by-side comparisons and insightful information supported by editorial standards.
NerdWallet operates in the United States, Canada, and the United Kingdom. We are a remote-first company with our primary corporate offices located in San Mateo, California and Scottsdale, Arizona, and we maintain hub offices in several major metropolitan areas across the United States. Our global subsidiaries support localized content, compliance oversight, product integrations, and technology development.
The Company’s platform comprises three primary components:
•Editorial and Content Publishing—Consumer and SMB financial education, tools, calculators, guides, and research published under the “NerdWallet” brand across web, mobile, and third-party channels.
•Marketplace and Referral Services—Tools that enable users to compare, pre-qualify for, or connect with third-party providers of credit cards, consumer loans, small business loans, insurance, mortgages, financial services, and related products. These services include those provided through Fundera, NerdWallet Insurance Services, NerdWallet Advisory, and NerdWallet Compare.
•Financial Services—Brokerage and advisory services provided by our insurance agency, loan and mortgage brokerages, and investment advisory subsidiaries.
We serve millions of monthly users who rely on our platform to make informed financial decisions. Our technology, data infrastructure, and partner relationships enable us to deliver personalized experiences, facilitate financial product applications, and help both consumers and SMBs navigate complex financial products.
Our revenue was $836.6 million and $687.6 million for 2025 and 2024, respectively, representing year-over-year growth of 22%. We generated net income of $48.7 million and $30.4 million for 2025 and 2024, respectively, representing year-over-year growth of 60%.
Our Platform and Ecosystem
Our platform offers consumers and SMBs clear, reliable information about financial products and services, along with tools and guidance to support informed financial decisions. We combine independent editorial content, product data, user-specific insights, and technology-enabled tools to deliver personalized user experiences across desktop and mobile environments. Our ecosystem integrates content, marketplaces, and regulated financial services under a unified architecture that supports discovery, comparison, application, referral, and engagement across multiple financial categories.
Content and Tools
Our editorial team produces independent reviews, product comparisons, articles, guides, calculators, and other resources covering a broad range of personal finance topics. These materials are designed to help users understand financial products, evaluate tradeoffs, and identify solutions that may be appropriate for their circumstances. We maintain editorial standards intended to ensure accuracy, clarity, and impartiality. Our tools include credit score monitoring, spending and asset accumulation insights, pre-qualification workflows, mortgage, loan, and financial calculators, and decision-support questionnaires.

Marketplace Infrastructure
We operate multiple financial product marketplaces that enable users to compare products or connect with third-party providers and some of the financial service activities that we offer. These marketplaces leverage partner integrations, real-time data, and matching algorithms to facilitate product discovery and application experiences. Our core marketplace categories include:
•Credit cards
•Consumer loans
•Small business financing
•Home lending products and services
•Insurance products and providers
•Banking products and deposit accounts
•Investment and retirement products
•Financial advisor matching
These marketplaces generate revenue primarily through referral fees, partner marketing arrangements, and lead-generation compensation structures.
Financial Services
We support certain financial service activities through wholly-owned and indirectly-owned subsidiaries that provide services under applicable regulatory regimes.
•Next Door Lending, LLC (NDL) provides mortgage brokerage and origination services to consumers. NDL does not service mortgage loans or hold mortgage loans for more than 30 days.
•NerdWallet Advisory LLC is an SEC-registered investment adviser that operates our financial advisor marketplace. It provides matching, referral, and lead-generation services to consumers seeking full-service investment advisers. NerdWallet Advisory does not provide fiduciary investment advisory services, personalized investment advice, investment recommendations, or discretionary or non-discretionary investment management services to consumers.
•NerdWallet Wealth Partners, LLC is an SEC-registered investment adviser that provides fiduciary investment advisory services, including financial planning and discretionary investment management. These services are delivered through dedicated advisory personnel and operate separately from our content and marketplace functions. NerdWallet Wealth Partners is structured to mitigate potential conflicts of interest with its clients and, among other things, does not offer proprietary financial products, sponsor investment funds, or act as a custodian for client assets.
•NerdWallet Insurance Experts, LLC is an insurance agency that provides brokerage services to assist consumers in obtaining and comparing insurance products, including facilitating connections with licensed carriers or agents, data collection through online discovery questionnaires, and limited origination support. NerdWallet Insurance Experts does not bind coverage, administer policies, collect premiums, or adjust claims.
Technology and Data Capabilities
Our platform relies on proprietary technology that supports data ingestion, partner integrations, user segmentation, product ranking, and personalized insights. We use machine learning and rules-based systems to improve marketplace matching, predict user intent, and optimize performance for both users and partners. Our infrastructure is built to support high-volume traffic, multi-region content delivery, and secure handling of consumer and SMB information.
We invest in data quality, compliance monitoring, partner-performance analytics, and product metadata to maintain accurate comparisons and transparent disclosures.
Partner Ecosystem
We work with a broad range of financial institutions, including banks, lenders, credit card issuers, insurance carriers, broker-dealers, investment advisers, and other providers. Our relationships include integration of application programming interfaces (APIs), data-exchange connections, marketing partnerships, and agreements governing referrals or introductions. We maintain processes to monitor partner practices, regulatory changes, and compliance requirements applicable to referral arrangements and advertising partnerships.

User Engagement and Distribution Channels
Users interact with our platform through web and mobile properties, email communications, APIs, partner-hosted integrations, and third-party search and social media channels. Our mobile app provides additional tools for tracking finances, credit performance, spending patterns, and progress toward financial goals. We supplement direct channels with performance marketing, organic search, and partnerships that extend the reach of our content and marketplaces.
Products and Services
We offer a broad set of products and services designed to help consumers and SMBs make informed financial decisions and connect with third-party providers of financial products. Our offerings span content publishing, technology-enabled tools, financial product marketplaces, mortgage brokering services, and regulated investment advisory services.
Content, Tools, and Consumer and SMB Education
We publish editorial content, reviews, product comparisons, research articles, financial guides, calculators, and decision-support tools that cover a wide range of consumer and SMB finance topics, including credit, lending, insurance, banking, investing, retirement planning, taxes, and household budgeting. This content is produced independently and is intended to help users understand financial products, evaluate potential options, and take appropriate actions. Our tools include credit score monitoring, spending insights, personalized recommendations, application checklists, calculators, and product-matching questionnaires.
Marketplaces and Referral Services
Our platform includes technology-enabled marketplaces that allow users to compare financial products, access pre-qualification tools, or connect with third-party providers. We generate revenue from referral fees, lead-generation arrangements, partner marketing programs, and related compensation models. Our key marketplace categories include:
•Credit Card Marketplace—Offers comparison tools, pre-qualification workflows, and introductions to issuing partners.
•Personal Loan Marketplace—Provides comparison, rate-shopping tools, and introductions to lending partners.
•Small Business Financing Marketplace (Fundera)—Assists SMBs with lender matching, product comparisons, intake support, and introductions to financing partners.
•Banking Marketplace—Enables users to discover deposit products, high-yield savings accounts, certificates of deposit, and other banking solutions.
•Insurance Marketplace (NerdWallet Insurance Services, Inc.)—Provides quote comparison tools and introductions to carriers and licensed insurance professionals.
•Financial Advisor Marketplace (NerdWallet Advisory LLC)—Connects consumers with independent investment advisers through matching, referral, and lead-generation services. NerdWallet Advisory does not provide personalized investment advice or portfolio management services to users.
•Other Consumer and SMB Finance Marketplaces—Includes debt-related education and enrollment support services, student loans, auto loans, and other emerging financial product categories.
These marketplaces provide consumers and SMBs with transparent comparisons and streamlined access to third-party providers while enabling partners to acquire users efficiently.
Mortgage Brokering (Next Door Lending LLC)
We conduct mortgage brokering activities through NDL, a wholly-owned subsidiary licensed under applicable state laws. NDL provides consumer introductions, matching, and application routing to third-party mortgage lenders and supports certain intake and disclosure facilitation activities. NDL does not service mortgage loans or hold mortgage loans for more than 30 days.
Wealth Management (NerdWallet Wealth Partners, LLC)
We provide traditional wealth management services through NerdWallet Wealth Partners, LLC, an SEC-registered investment adviser that offers financial planning, discretionary investment management, and related advisory services.

Insurance (NerdWallet Insurance Experts, LLC)
We provide insurance agency services where producers assist consumers in obtaining and comparing quotes and connecting with licensed carriers. NerdWallet Insurance Experts, LLC does not bind coverage, administer policies, collect premiums, or adjust claims.
Data, Analytics, and Integration Services
We support certain partners with data-driven insights, API integrations, product metadata, and analytical tools that improve product performance, underwriting decision workflows, customer acquisition efficiency, and user experience. These offerings are incidental to our core marketplace services and are used to support partner integrations and optimize referral quality.
Customer Support and Ancillary Services
We provide customer support, onboarding assistance, and intake-related services in connection with our marketplaces, mortgage brokering operations, insurance quote procurement, and advisor-matching services. These activities include clarifying application processes, collecting required information, or facilitating the routing of consumers and SMBs to third-party providers. We do not underwrite financial products, make credit decisions, service loans, bind insurance coverage, administer insurance policies, collect premiums, or adjust claims.
Employees and Human Capital
NerdWallet is defined by its vision, a world where everyone makes financial decisions with confidence. We attract people who are passionate about bringing our mission to life and inspired by the possibility of making real change—to brighten futures, ask hard questions, usher in solutions and provide our consumers and SMBs with clarity and confidence. As of December 31, 2025, we had over 650 full‑time employees, of which approximately 95% are located throughout the United States and 5% are located internationally. None of our employees are represented by a labor union or covered by collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced any work stoppages.
Belonging
At NerdWallet, we aspire to provide people with the confidence they need to live their best lives—however they identify. For our consumers and SMBs, this means building their financial confidence. For our Nerds, this means fostering an inclusive culture that allows all Nerds to be their authentic selves, grow their skills, contribute, and thrive with the confidence of belonging. Belonging efforts are centered around ensuring we are building a diverse organization across all business aspects and creating an inclusive culture where everyone is engaged and empowered to do their best work. Our key initiatives include:
•Offering learning sessions and resources for Nerds and managers to help build an inclusive workplace.
~~•~~We support seven employee-led employee resource groups (ERGs) that provide community, connection, and development opportunities for employees and their allies: NerdOut, NerdFamilies, NerdWomen, Asian Nerds, Black Nerds Network, Viva Nerds, and Women in Data and Engineering. While each ERG centers on a specific community, all groups are open to all Nerds.
•We use a third-party platform to analyze our employee salaries to ensure pay parity.
•In addition, we offer a variety of engagement opportunities to inspire and encourage Nerds to learn,grow and give back to their communities. This year, we held two Nerds Pay It Forward events, freeing up time in support of employee volunteerism on dedicated volunteer days to encourage all NerdWallet employees to give back to their communities. In all, Nerds donated over 850 hours during these events.

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
•Development and Operational Readiness - Aligned with our Relentless Self-Improvement value, we encourage employees to pursue ongoing professional growth. We support this through in-house development opportunities, including job shadowing and asynchronous learning via our learning management system (LMS, Juno), which offers both in-house and external trainings focused on upskilling and career readiness.
We have intentionally moved away from a centralized learning and development model in favor of learning by doing and targeted enablement aligned with business needs. This approach is complemented by flexible, asynchronous training opportunities, with a particular focus on strengthening manager capabilities and supporting the responsible integration of AI into day-to-day operations.
•Compensation - NerdWallet offers market-competitive compensation to attract employees. Our pay-for-performance philosophy aligns employee rewards with individual and company performance. To further align employees with the long-term success of the Company, we grant equity-based compensation to the majority of full-time employees upon hire and through annual performance equity grants.
•Comprehensive Benefits and Perks -To attract, engage and retain employees and support their overall health and well-being, we provide a comprehensive benefits and perks program, which includes medical, dental, vision, life and disability insurance; flexible paid vacation and sick time, flexible work schedules, and a sabbatical program; mental health benefits and a Company shutdown at the end of the calendar year; a Remote-first work environment with wellness and remote-work stipends; parental leave and adoption assistance, country-specific retirement or pension plans, including a matching contribution to U.S. 401(k) plan contributions; an Employee Stock Purchase Plan (ESPP) ;access to financial wellness guidance from certified financial planners; spot and referral bonus opportunities; and a charitable matching program and volunteer time off.
Competition
We have built a scaled and highly differentiated online platform. We face competition from both online and offline financial guidance providers in the following primary categories:
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
•Online search engines: Financial services providers spend advertising budgets with online search engines, primarily Google AdWords, as many consumers and SMBs turn to Google to answer their finance questions; and
•Online marketplaces including Bankrate, Credit Karma, LendingTree and Zillow.
We believe we compete favorably due to the breadth and depth of our financial guidance, the trust we’ve built with our consumers and SMBs, and our brand, organic traffic, convenience and simplicity.

Intellectual Property
We rely on a combination of trademark, copyright, trade secret, and other intellectual property laws, as well as contractual protections, to establish and protect our proprietary rights. These protections include trademark and copyright registrations, license and intellectual property assignment agreements, confidentiality procedures, and non-disclosure and invention assignment agreements with employees and contractors. The scope and duration of protection afforded to our intellectual property vary by type of intellectual property and by jurisdiction.
We hold trademark rights in our name, logo, and other brand indicia, including trademark registrations in the U.S. and certain foreign jurisdictions, and we maintain registered domain names for websites used in our business. We also rely on unregistered rights and common law protections in the U.S. and other jurisdictions.
We may pursue additional intellectual property protection where we believe it to be appropriate and cost effective. Despite these efforts, our intellectual property rights may be challenged, invalidated, circumvented, or misappropriated. For additional information, see “Risk Factors—Risks Related to Our Technology, Security and Intellectual Property—Failure to protect or enforce our intellectual property rights could harm our business, financial condition and results of operations.”
Regulation
Our operations are subject to a variety of federal, state, provincial, and international laws and regulations that govern financial services, consumer protection, data privacy, lead generation, advertising, brokering, and investment advisory activities. The regulatory frameworks applicable to us vary by jurisdiction and by the nature of the services offered through our subsidiaries.
Cross-Jurisdictional Compliance
We market and provide our products and services across the United States, the United Kingdom, Canada, and other jurisdictions. As a result, aspects of our business are subject to a broad range of consumer financial protection, advertising, licensing, data privacy, and communications laws. These include regulatory requirements governing the marketing, brokering, and referral of mortgages and other consumer and SMB financial products; restrictions on the use and disclosure of consumer and SMB credit information; prohibitions on unfair, deceptive, or abusive acts or practices; rules governing communications with consumers and SMBs through telephone, email, mobile applications, and digital channels; and laws regulating the collection, processing, storage, and protection of personal data. These frameworks may impose requirements on our marketing practices, partner relationships, data usage, licensing obligations, and the manner in which we facilitate introductions to financial services providers.
Content and Publishing Activities
NerdWallet, Inc. produces independent editorial content and financial tools intended for general informational purposes. With regard to investment-related content and tools, our activities are conducted under the “publisher’s exemption” from the definition of “investment adviser” under the Investment Advisers Act of 1940. We do not provide personalized investment advice, make individualized recommendations, or tailor content to the investment needs of specific users. Our publishing activities may be subject to federal and state consumer protection and advertising laws, including prohibitions on unfair, deceptive, or abusive acts or practices.
Investment Advisory Activities
We conduct investment advisory activities through two SEC-registered investment advisers:
NerdWallet Advisory LLC—Operates a financial advisor marketplace that provides matching, referral, and lead-generation services to consumers. NerdWallet Advisory does not provide personalized investment advice, financial planning, or portfolio management services. NerdWallet Advisory is subject to the Investment Advisers Act and its rules, including requirements related to advertising, solicitation, disclosures, compliance programs, recordkeeping, and regulatory examinations.
NerdWallet Wealth Partners, LLC—Provides traditional wealth management services, including financial planning, discretionary investment management, and ongoing advisory relationships. NerdWallet Wealth Partners is subject to the full scope of the Investment Advisers Act, including fiduciary duties, compliance program requirements, custody and trading rules (as applicable), advertising and marketing requirements, recordkeeping obligations, and regulatory examinations.

Mortgage Brokering Activities
Our mortgage brokering activities, conducted through NDL, are subject to extensive federal and state regulation. NDL must comply with consumer financial protection laws governing mortgage advertising, loan origination practices, disclosures, fair lending, and compensation. The Consumer Financial Protection Bureau (CFPB) has rulemaking and enforcement authority over key federal statutes applicable to mortgage brokers, including those governing mortgage disclosures, fees, and fair lending. NDL must also maintain state mortgage broker licenses and meet related requirements under the Secure and Fair Enforcement for Mortgage Licensing Act (SAFE Act) and analogous state statutes. In addition, NDL is subject to regulatory expectations and contractual requirements imposed by wholesale lenders, insurers, credit providers, and government-backed loan programs.
Insurance-Related Activities
Through certain subsidiaries, including NerdWallet Insurance Services, Inc. and NerdWallet Insurance Experts, LLC, we facilitate insurance quote procurement and consumer introductions to licensed insurance providers. These activities are subject to state insurance licensing, producer oversight, advertising standards, and related compliance obligations. We do not bind coverage, adjust claims, administer policies, or collect premiums.
Marketing, Advertising, and Lead-Generation Regulation
Our marketing and referral practices are subject to federal, state, and provincial laws governing advertising, endorsements, disclosures, and financial promotions. These include the Federal Trade Commission Act, state and federal laws prohibiting unfair, deceptive, or abusive acts or practices, Canada’s Competition Act, the UK’s Financial Services and Markets Act 2000 as amended, and rules applicable to compensated endorsements and lead-generation activities. Our registered investment adviser subsidiaries are subject to the SEC’s marketing and solicitation rules, including requirements governing testimonials, endorsements, third-party ratings, and referral arrangements.
Consumer Protection and Financial Services Regulation
Our marketplaces and referral activities for credit cards, consumer loans and debt solution offerings, small business loans and financing options, banking and investment products, mortgages, insurance, and other consumer financial products are subject to oversight by federal and state regulators, including the CFPB. Our facilitation of referrals, comparisons, and application workflows may implicate licensing, consumer protection, fair lending, and advertising regulations
Data Protection, Privacy, and Cybersecurity
We are subject to U.S., UK, Canadian, and other international data privacy and security laws, including the Gramm-Leach-Bliley Act (GLBA), the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), and other state-level comprehensive privacy laws, the UK General Data Protection Regulation (UK GDPR), and the UK Data Protection Act 2018. These laws govern the collection, use, processing, disclosure, and protection of personal information. We maintain administrative, technical, and physical safeguards designed to protect consumer and SMB data. Regulatory expectations in this area continue to evolve, and future changes may increase compliance obligations and costs. We are monitoring newly enacted and emerging laws and regulations related to artificial intelligence (AI), and based on our current assessment, our existing AI use cases do not fall within the scope of these laws. Nevertheless, we have initiated an AI governance framework to guide the responsible development and use of AI as the regulatory landscape continues to evolve.
International Regulation
Our operations in the United Kingdom and Canada are subject to local consumer protection, financial promotion, licensing, data privacy, advertising, and corporate compliance requirements. Certain marketplace and referral activities may be subject to additional financial services regulations depending on jurisdiction.
Available Information
We maintain an investor relations website at the following address: https://investors.nerdwallet.com. The information on our investor relations website is not incorporated by reference in this report. We make available on or through our investor relations website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and all amendments to those reports. We make this information available on our investor relations website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: https://www.sec.gov.

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
•If consumers or SMBs do not find value in our platform or do not like the consumer or SMB experience on our platform, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
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

•Adverse conditions in the consumer or SMB finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition and results of operations if our financial services partners reduce their marketing budgets and decrease spending on our platform.
•Changes in the loans markets could harm our business, financial condition and results of operations.
•Our business is subject to a variety of financial regulations in the U.S., UK, and Canada, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
•Cybersecurity incidents, or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.
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
A significant portion of our success depends on the financial strength and underwriting standards of credit card issuers, lenders, insurers and other participants on our platform. If our financial services partners experience financial difficulties, they may cease participating on our platform or tighten underwriting standards, which would result in fewer opportunities for us to earn fees from matching consumers and SMBs with them. In times of financial difficulty, financial services providers may also fail to pay fees when due or drop the quality of their services to consumers and SMBs. Our partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our platform. The occurrence of one or more of these events, alone or in combination, with a significant number of financial services partners could harm our business, financial condition and results of operations.
If consumers or SMBs do not find value in our platform or do not like the consumer or SMB experience on our platform, the number of matches on our platform may decline, which would harm our business, financial condition and results of operations.
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
While a key part of our business strategy is to engage users in our existing verticals, we also intend to expand our operations into new verticals, such as our brokerage and advisory businesses. In doing so, we may incur losses or otherwise fail to enter new verticals successfully. Our expansion into new verticals may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. There are many factors that could negatively affect our ability to grow our user base and engagement, including if:
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
•existing or new financial services providers use incentives to directly cross-sell their products, reducing consumer or SMB benefits of using multiple providers; or
•we are unable to successfully launch new verticals.
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
Our reliance on internet search engines, particularly Google, for directing traffic to our platform, poses risks. Search engines, like Google, may modify algorithms or policies without prior notice, potentially resulting in significant declines in our organic search ranking and decreased platform traffic. Past changes have caused declines in traffic and user growth, with anticipated fluctuations in the future. The introduction and acceptance of AI-assisted technologies could further impact search engine relevance, causing declines in our ranking and decreased platform traffic, affecting our financial results.
Additionally, Google may take action against websites for behavior deemed to unfairly influence search results, without providing published guidelines. We are also exploring new audience targeting and measurement approaches and focusing on direct consumer or SMB connections through registration ramps to minimize reliance on search engines. Changes in our marketing approach and consumer and SMB relationships are ongoing, with uncertain outcomes on actionable marketing data. Negative effects on targeting consumers and SMBs would impact our ability to match them with financial services partners, posing a threat to our business, revenue, and financial results.
Failure to maintain our reputation and brand recognition and attract and engage users in a cost-effective manner would harm our business, financial condition and results of operations.
In order to attract consumers and SMBs to our platform and the products and services we provide, convert these consumers and SMBs into matches with financial services partners, and generate repeat visits, we must market our platform and maintain consumer and SMB trust. Promoting and maintaining our brand requires the expenditure of money and resources for online and offline marketing and advertising, the continued provision of high-quality products and services that meet user needs, the ability to maintain consumers’ and SMBs’ trust, and the ability to successfully differentiate our brand, products and services from those of our competitors.
Brand recognition is a key differentiating factor between us and our competitors. We believe that building and maintaining the recognition of our brand is important to achieving increased traffic for our platform and demand for the products we provide. Historically, we have spent significant amounts on, and devoted significant resources to, branding, advertising and other marketing initiatives. We continually evaluate and optimize our marketing expenditures and resource commitments to improve efficiency and returns on investment. Changes in the mix, timing, channels, or level of our marketing activities may not be as effective as anticipated in generating consumer or SMB awareness, engagement, or revenue growth. Even when our marketing initiatives are successful, any increased revenue may not offset the expenses we incur. In addition, if our marketing efforts are not effective or are insufficient to maintain or enhance brand awareness and consumer engagement, our brand recognition, competitive position, and results of operations could be adversely affected.
The strength of our brand may be harmed by adverse publicity from many sources. Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms. Furthermore, adverse publicity, from legal proceedings against us or our business, including governmental proceedings and consumer class action or other litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our brand, which could materially and adversely affect our business, financial condition, and results of operations.
The failure of our business to maintain or enhance its reputation and brand recognition and attract and retain consumers and SMBs in a cost-effective manner could materially and adversely affect our business, financial condition and results of operations.

Use of social media, influencers, affiliate marketing, email, and text messages may adversely impact our brand and reputation or subject us to fines or other penalties.
We use social media, including Facebook, Instagram and TikTok, as well as affiliate marketing, email, and SMS as part of our multi-channel approach to marketing. Laws and regulations governing the use of these platforms, communication channels, and other digital marketing channels are rapidly evolving. An increase in the use of social media for product promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. It may also become more difficult for us or our affiliate marketing partners to comply with such laws, and future data privacy and consumer protection laws and regulations or industry standards may alter, restrict or limit our ability to use some or all of the marketing strategies on which we currently rely. The failure by us, our employees, third parties acting at our direction or affiliate marketing partners who engage in advertising on our behalf to abide by applicable laws and regulations in the use of these platforms and communication channels could adversely impact our reputation or subject us to fines or other penalties. In addition, our employees or third parties, including our affiliate marketing partners, may knowingly or inadvertently make use of social media in ways that could lead to violations of marketing regulations issued by the FTC, SEC or CFPB. Any such inappropriate use of social media tools could also cause business interruptions and reputational damage.
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
For instance, our platform avoids the use of impression-based advertising, refrains from generating revenue through certain editorial content topics, and ensures the editorial team maintains independence from our business teams. Reviews and ratings of financial services products remain unbiased, unaffected by product placement on our platform or pricing agreements with financial services partners. Additionally, we may invest in products or features that may not yield immediate financial benefits but are expected to drive consumer and SMB engagement or offer potential long-term advantages.
In addition, we may invest in products, services, features, or businesses that may not yield immediate financial benefits but are expected to drive consumer or SMB engagement or offer potential long-term advantages. However, the focus on building long-term trust and consumer and SMB engagement over short-term revenue opportunities may not always yield the expected long-term benefits, potentially resulting in harm to user traffic, engagement, business, financial condition, and operational results.
We rely on third parties to perform certain key functions, and their failure to perform those functions could adversely affect our business, financial condition and results of operations.
We rely on certain third-party computer systems and third-party service providers for a variety of services, including cloud technology providers, third-party data providers, credit bureaus, data transfer networks, and remote and offshore engineering and other services to run our platform and support or carry out certain functions. Any significant disruption to the infrastructure of our third-party service providers and/or any changes in our third-party service providers’ service levels may significantly impact our business operations, including making our platform unavailable to our users. A lengthy interruption in the availability of our platform would result in a loss of matches with our financial partners and our ability to perform services, affecting corresponding revenue, which would impact our operating results and cash flow. In addition, it would negatively impact search engine ranking, user experience and our reputation with our financial partners and providers. Furthermore, in the event that any of our agreements with our third-party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new service providers. Although alternative providers could be found to provide substantially similar services, such transitions could potentially be disruptive and we could incur significant costs in connection therewith.

We compete in a highly competitive and rapidly evolving market with a number of other companies and we face the possibility of new entrants disrupting our market over time.
We currently compete with a number of companies that market financial services online, as well as with more traditional sources of financial information, and with financial institutions offering their products directly, and we expect that competition will intensify. Our online competitors include marketplaces such as Bankrate, Credit Karma, LendingTree, and Zillow, and we also face direct or indirect competition from providers of consumer finance guidance and online search engines. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, we also face the possibility of new competitors. New competitors may enter the market and may be able to innovate and bring products and services to market faster, or anticipate and meet consumer, SMB, or financial services partner demand before we do. Other newcomers, including major search engines and content aggregators, may be able to leverage their existing products and services or access to data to our disadvantage. We may be forced to expend significant resources to remain competitive with current and potential competitors. If any of our competitors are more successful than we are at attracting and engaging users or financial services partners, our business, financial condition and results of operations could be materially and adversely affected.
Our expansion into mortgage brokering presents additional risks.
Our acquisition of NDL in October 2024 and our expansion into mortgage brokerage services introduce additional risks. We must comply with complex federal and state regulations governing mortgage brokerage operations, including licensing requirements for both the entity and individuals in the states where NDL operates. Maintaining and expanding relationships with wholesale lenders and credit facility providers is critical to NDL’s ability to offer competitive loan products. Successfully integrating NDL’s operations, technology, and personnel into NerdWallet’s broader platform while ensuring compliance with laws such as the GLBA and RESPA presents execution challenges. Our limited experience operating a mortgage brokerage business increases the importance of attracting and retaining licensed mortgage professionals while ensuring adherence to SAFE Act licensing requirements and evolving industry regulations. The CFPB and federal agencies such as the FHA and the VA continue to expand enforcement actions in mortgage origination, requiring robust compliance and risk management practices. Additionally, operating a direct mortgage brokerage alongside our existing mortgage marketplace comparison platform creates potential conflicts of interest that must be carefully managed to maintain transparency and trust with consumers and lending partners. Mortgage brokerage operations are highly sensitive to interest rate fluctuations, housing market conditions, and changes in wholesale lender policies, all of which could impact loan approvals, funding availability, and revenue generation. Given the competitive and highly regulated nature of the industry, our success will depend on effective execution, compliance, and maintaining consumer trust while navigating evolving market conditions. If we fail to effectively manage these risks or comply with applicable regulatory requirements, our business, financial condition, and results of operations could be materially and adversely affected.
Risks related to our investment advisory businesses.
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
Our international operations subject us to additional costs and risks which could harm our business, revenue and financial results, and any future international expansion may be unsuccessful.
While the majority of our business continues to be generated in the U.S., we also operate in international markets, including the UK and Canada. We have gained experience operating outside the U.S.; however, our international operations remain a relatively smaller portion of our business and continue to require ongoing investment, management focus, and operational adaptation. We may also explore or pursue additional international opportunities in the future, and there is no guarantee that such efforts will be successful or cost-effective. Our existing international operations, and any future expansion, are subject to numerous difficulties and risks, including:
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
•financial and operational risks, such as longer payment cycles, difficulty collecting accounts receivable, and the impact of local and regional financial crises on demand and payment for our products;
•challenges obtaining intellectual property protection, enforcing our intellectual property rights, and defending against third-party intellectual property infringement claims abroad;
•increased competition, including from local companies that may benefit from local laws, regulations, or business practices;
•exposure to fluctuations in foreign currency exchange rates and related foreign exchange controls; and
•potentially adverse tax consequences, including multiple and possibly overlapping tax regimes, complexities of foreign value-added tax systems, and changes in applicable tax rates.
Our ability to anticipate and effectively manage these risks requires significant management attention and financial resources. Moreover, certain international markets in which we operate may experience economic or political uncertainty, which can increase the difficulty of operating in those markets. If we are unable to successfully manage any of these risks, our existing international operations — and any international expansion we may pursue — could be negatively impacted, which could harm our business, financial condition, and results of operations.

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
Our financial performance is dependent on our ability to successfully refer users to and market financial services partners, and these partners are not precluded from offering products and services outside of our platform.
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
We believe our success depends on users finding our product offerings to be of value to them. Our ability to attract and engage users depends, in part, on our ability to successfully expand our product offerings and editorial articles. For example, we initially built our content and began matching consumers and SMBs with financial services providers in the credit card market, we later expanded into loan products and have continued to add other verticals since then. To penetrate new verticals, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, government regulation could limit our ability to introduce new product offerings. If we fail to penetrate new verticals successfully, our revenue may grow at a slower rate than we anticipate, and our business, financial condition and results of operations could be materially adversely affected. We must also continue to innovate and improve on our technology and product offerings in order to continue future growth and successfully compete with other companies in our markets, or our brand and future growth could be materially adversely affected.
In addition, the market for financial services products is rapidly evolving, fragmented and highly competitive. Competition in this market has intensified, and we expect this trend to continue as the list of financial services providers grows. There are many established and emerging technology centric financial services providers offering a multitude of products to consumers and SMBs. If we fail to successfully anticipate and identify new trends, products and emerging financial services providers, and provide up-to-date educational content, tools and other relevant resources timely, our ability to engage consumers and SMBs with financial services providers may suffer, which would harm our business, financial condition and results of operations.

Our current lack of geographic diversity exposes us to risk.
Our operations are geographically limited and primarily dependent upon consumers and SMBs and economic conditions in the U.S. As a result of this geographical concentration, we are more vulnerable to downturns or other conditions that affect the U.S. economy. Any downturn or other adverse conditions in the U.S. economy could harm our business and financial results.
We also operate in the UK and Canadian markets, and if we continue to expand internationally, we will be vulnerable to economic downturns or other conditions that affect the domestic markets in the countries where we expand. However, until our international operations grow significantly, we will continue to be primarily dependent on U.S. consumers and SMBs, and U.S. economic conditions.
We have less experience operating in some of the newer market verticals and service offerings to which we have expanded.
We have expanded into several new verticals and service offerings over the last several years, including mortgage brokering, insurance brokering, and wealth management services. We do not have as much experience operating in these newer areas as we do in our more established verticals. As a result, these newer verticals and services may be subject to greater risks, operational challenges, and uncertainties than our more mature offerings.
The success of our entry into new verticals and services will depend on a number of factors, including:
•Our ability to implement in a cost-effective manner product features and service experiences expected by consumers, SMBs and financial services providers, including in regulated businesses such as mortgage and insurance brokering and investment advisory services;
•Market acceptance of an intermediary in these verticals by consumers, SMBs and financial services providers;
•Offerings by current and future competitors, including those with longer operating histories in these regulated financial services sectors;
•Our ability to innovate and disrupt markets by offering or creating new and compelling products and services for consumers and SMBs;
•Our ability to attract and retain management and other skilled personnel with specialized expertise required for mortgage, insurance, and wealth management operation;
•Our ability to collect amounts owed to us from our financial services partners and customers, including in verticals with longer or more variable revenue cycles; and
•Our ability to timely adjust marketing expenditures in relation to changes in demand for the underlying products and services offered by us or our financial services partners.
If we fail to successfully anticipate, manage, or mitigate the issues associated with expanding into these newer verticals and service offerings, our business, financial condition, and results of operations may suffer.
We rely on the data provided to us by users and third parties to operate and improve our product offerings, and if we are unable to maintain and grow the use of such data, we may be unable to provide users with a platform experience that is relevant and effective, which would harm our business, financial condition and results of operations.
We analyze first-party data from users, third-party data from financial account aggregators and credit reports to understand our users’ unique financial situations. The large amount of information we use in operating and improving our platform is critical to the experience we provide for our users. If we are unable to maintain, grow and efficiently handle the data provided to us, or if third parties are restricted by laws and regulations from providing us with such data, the value that we provide to consumers and SMBs, and the quality of matches with financial services partners may be limited. In addition, if we do not maintain the quality, accuracy and timeliness of this information, user experience may suffer, which would harm our business, financial condition and results of operations.

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
Risks Related to Our Industry and the Consumer Finance Economy
Macroeconomic developments such as inflationary conditions in the U.S. have caused macroeconomic uncertainty and may have an adverse impact on our business, results of operations and our vertical diversification strategy.
We began our business with our credit card vertical and have since grown our business to include additional verticals: mortgages, insurance, SMB products, consumer loans and debt solutions, banking, and investing. We believe that our vertical diversification strategy has allowed us to navigate different kinds of macroeconomic conditions; in the recent past underperformance in one vertical has been offset by overperformance in another. For example, during the COVID-19 pandemic in 2020 when our credit card vertical was under pressure, other verticals such as the investing vertical and mortgage vertical were strong. Similarly in 2022, as interest rates began to increase and the mortgage and investing verticals were impacted, the credit card and SMB product verticals were strong. We cannot, however, guarantee that this offsetting between our verticals will continue or that our business model will be able to withstand the various macroeconomic developments we may see in the future. During 2025, we saw that uncertainty with the interest rate environment put pressure on our consumer loans, SMB products, and mortgage verticals. Continued inflationary conditions and slower-than-anticipated interest rate decreases would pose challenges to our business and may impact many of our verticals and may not be offset by performance in other verticals. Further, an unexpected or prolonged economic downturn, or rapidly rising or sustained high unemployment, would adversely affect our financial condition and results of operations.
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
The loan market, including student loans, business loans, mortgages and personal loans, is an important part of our business. Fluctuations and constraints in the loan markets in the past have harmed, and may in the future, harm our business, financial condition and results of operations. Economic factors such as current interest rates, slow economic growth or recessionary conditions, the pace of home price appreciation or the lack of it, changes in household debt levels, and increased unemployment or stagnant or declining wages can affect the loan markets by impacting the number of loan applications and loan approval rates which can adversely affect our business. Although the U.S. Federal Reserve decreased the benchmark federal funds rate in 2025, we believe that continued conservatism by our financial services partners would negatively impact our loans and SMB product verticals by reducing the supply of credit available, making it more difficult for us to match consumers and SMBs with financial services products.

Risks Related to Regulation
Our business is subject to a variety of financial regulations in the U.S., Canada, and the UK, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.
Aspects of our business are subject to a variety of federal, state and provincial financial and other laws in the U.S., Canada, and UK, including laws, authorizations, and state or provincial licensing requirements relating to matching consumers and SMBs with financial services providers; the marketing of mortgages, credit cards, personal loans, insurance, and other financial products and services; the manner in which we conduct our loan origination and servicing businesses and the fees that we may charge; the collection, use, retention, protection, disclosure, transfer and other processing of consumer personal information; investment advisory services; and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted prior to the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations. We also anticipate that U.S. federal regulators relevant to our business, such as the FTC and the CFPB, may pursue more enforcement actions. In addition, the government and regulatory authorities in the UK, Canada, and U.S. including the respective federal agencies, state and provincial legislatures and regulators may from time to time enact new laws, regulations or guidance that may harm our business.
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
Failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements regarding marketing or matching consumers and SMBs with financial services providers, may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.
Most states require companies to hold licenses in order to solicit or broker loans secured by residential mortgages, and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these businesses. States also require licenses to undertake certain insurance brokerage activities and in many cases require the licensure or registration of individual employees or contractors engaged in aspects of these activities. In addition, some states may require licenses to conduct similar activity with respect to commercial loans, credit cards and unsecured personal loans to residents of those states, although the applicability of these requirements to our business varies depending on our products as well as the loan products, terms, and the types of institutions that we partner with. The UK and Canada also have licensure requirements in order to solicit or offer qualitative assessments and comparison of certain financial products, such as loans secured by residential mortgages, consumer loans, credit cards, and insurance.
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
We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data, we may be unable to provide consumers and SMBs with a platform experience that is relevant, efficient and effective, which could adversely affect our business, financial condition and results of operations.
There are numerous federal, state and local laws and regulations regarding data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing and subject to differing interpretations. In addition, as we continue to expand internationally, we are subject to foreign data privacy and security laws and regulations. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting and complying with such laws. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties, and, given the evolving regulatory environment, we expect a heightened level of scrutiny on the data we handle. It is possible that these laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent from one regulatory body to another and may conflict with other rules or our practices.
Most of the jurisdictions in which we operate have established their own data privacy and security legal frameworks. For example, in the U.S., we are subject to the GLBA which governs non-public personal information of individuals who obtain financial products or services from financial institutions primarily for personal, family or household purposes, as well as the Fair Credit Reporting Act (FCRA) which generally governs the collection of credit information and access to credit reports. These laws restrict the collection, use, storage and disposal of information about individuals that we may collect during the provision of our products and impose certain disclosure obligations on us. Failure to comply with these laws can result in regulatory fines or penalties. Certain of our products and/or data that are not otherwise subject to the GLBA or FCRA may be subject to additional laws and regulations. For example, the CCPA created new data privacy rights for California-resident users that were expanded when the CPRA went into effect in 2023. In addition, a growing number of states have passed or are expected to pass their own respective privacy laws. These laws, as well as any associated regulations, create a patchwork that poses challenges for our business and may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.
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
In the aftermath of the UK’s withdrawal from the EU in January 2020 (an event commonly referred to as Brexit), there was uncertainty with regard to the regulation of data protection in the UK. Since then, the UK underwent efforts to introduce post-Brexit data protection reform in the form of the Data Protection and Digital Information (No. 2) Bill which is intended to supersede the UK’s version of the GDPR. The Data Protection and Digital Information (No. 2) Bill, however, did not complete before Parliament was dissolved on May 24, 2024 and is no longer being progressed. In October 2024, the House of Lords conducted the first reading of a new legislation – the Data (Use and Access) Bill (the Bill), which received Royal Assent in June 2025. Although less extensive than the previous government’s proposed legislation, the new Bill still resulted in a significant number of changes to UK data protection law. As a result, we have faced challenges in addressing and implementing the requirements of the new law in light of uncertainty over its interpretation and application to data transfer, privacy, data protection, and information security in the UK, and will likely continue to incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with applicable laws and regulations or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us. Any of the foregoing could result in significant liability or cause our users to lose trust in us, any of which could have an adverse effect on our reputation, operations, financial performance and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the adoption and use of, and reduce the overall demand for, our products and services.

We are also subject to and actively taking steps to comply with evolving privacy and consumer protection laws on cookies and e-marketing. In the UK, for example, informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. Strict enforcement of these requirements could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. U.S. regulators are also continuing to regulate cookie-related practices under various laws, and the plaintiffs’ bar has targeted these practices through private litigation, including class actions, as well. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may negatively impact our efforts to understand users and match them with products.
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
Issues related to the development, proliferation and use of AI could materially adversely affect our reputation, business, financial condition and results of operations.

We currently incorporate AI technology in certain of our products and in our business operations. Our research and development of such technology remains ongoing, and our ability to develop effective and ethical AI technology will be critical to our financial performance and long-term success.
AI, including generative and agentic AI technologies, presents risks, challenges and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and machine learning methodologies may be flawed. For example, the use of AI algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the making of product recommendations. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Further, while we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. In addition to AI regulation under general consumer protection and privacy laws, legislation specifically aimed at regulating the development, deployment and use of AI has been enacted in several states and has also been proposed at the federal level. Moreover, recent Executive Orders have further addressed federal regulation and policies related to AI. These laws, proposed laws and Executive Orders may create inconsistent and evolving compliance obligations, which may be costly, challenging and difficult to resolve. AI-related issues, including continued government regulation of AI, deficiencies and/or failures could give rise to legal and/or regulatory action, damage our reputation or otherwise adversely affect our business, financial condition and results of operations.
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
In 2019, we transitioned all of our employees to a remote work environment in order to mitigate the spread of COVID-19 and comply with local shelter in place policies and subsequently we transitioned to being a remote-first company, allowing for almost all roles to be open to remote employees on an ongoing basis. The transition to being a remote-first company may lead to reduced employee morale or cohesiveness among our employees. In addition, our remote-first employment policy may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, increased risk of unauthorized dissemination of sensitive information and increased complexity in coordinating the actions of the organization across various time zones, any of which could adversely affect our business. As a result, our culture, information technology requirements, cybersecurity risk, and business operations could be adversely affected.

Risks Related to Our Technology, Security and Intellectual Property
Cybersecurity incidents, or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.
Our continued success depends on our systems, applications, and software continuing to operate and to meet the changing needs of our users and financial services partners. We rely on our technology and engineering staff and third-party services providers to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.
Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our personnel, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such cybersecurity incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary and confidential information that we handle. These incidents may remain undetected for extended periods of time allowing malfeasors to use time to their advantage.
Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate all cybersecurity threats, react in a timely manner or implement adequate preventative or remedial measures. In addition, we may not have adequate insurance to cover these losses or that such insurance will continue to be available on terms acceptable to us. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our users’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.
A cybersecurity or other security incident, or the perception that one has occurred, could result in a loss of confidence by both our users and financial services partners and damage our reputation and brand; reduce demand for our products; disrupt normal business operations; require us to expend significant capital and resources to investigate and remedy the incident and prevent recurrence; and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take reasonable steps that we believe are adequate to protect us from cybersecurity threats, hacking against our competitors or other companies in our industry could create the perception among our users and financial services partners that our digital platform is not safe to use. Cybersecurity incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to continue to increase as we continue to grow and process, store and transmit increasingly larger volumes of data.
We rely on third-party service providers to support our platform and information technology systems.
We rely on third-party service providers to provide critical services that help us deliver our products and services and operate our business, including hosting our platform. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary and confidential information that we handle. We do not have redundant network or rapid disaster recovery capabilities in most cases for the services provided by third-party service providers. These third-party service providers may be susceptible to operational, technological and security vulnerabilities, including cybersecurity breaches or other security incidents that compromise the confidentiality, integrity or availability of the systems they operate for us or the information they process on our behalf. In addition, these providers may rely on subcontractors to provide services to us that face similar risks. Our ability to monitor our third-party service providers’ data security is limited and yet such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly. Although we incorporate contractual provisions that require that our providers and their subcontractors protect our data and information, including personal information, any failure or security breaches by or of our third-party service providers or their subcontractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences could interrupt our business, cause us to incur losses, result in loss of reputation and consumer and SMB trust and subject us to customer complaints, significant fines, litigation, disputes, claims, and regulatory investigations or other inquiries. Any contractual protections such as a counterparty’s obligation to indemnify us may not be sufficient to protect us if our counterparty doesn’t have adequate resources or if we are unable to enforce such protections. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages,which may be significant.
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
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value.
Although we have a plan authorized for the repurchase of our Class A common stock, we cannot guarantee that the stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. As of December 31, 2025, $55.2 million remained available under the Repurchase Program (as defined below), which does not have an expiration date. The timing and actual number of shares repurchased, if any, are at management’s discretion and will depend on a variety of factors including the timing of open trading windows, price, corporate and regulatory requirements, and other market conditions. Our Repurchase Program may be suspended or discontinued at any time without prior notice, and our Board of Directors may authorize the repurchase of additional securities under the program. Repurchases pursuant to the Repurchase Program could affect the price of our Class A common stock and increase volatility in such securities.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. Tim Chen, our Co-founder, Chief Executive Officer and Chairman of our Board of Directors and his affiliated trusts hold all outstanding shares of Class B common stock, which as of December 31, 2025 constituted approximately 89% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate governance matters, transactions and all matters submitted to a vote of our stockholders, for the foreseeable future.

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
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile. Commencing on December 31, 2026, we will no longer qualify as an emerging growth company and the reduced disclosure requirements applicable to an emerging growth company will no longer apply to us.
We will incur increased costs and management burden as a public company, particularly after we are no longer an emerging growth company, and any failure to maintain effective internal control over financial reporting could adversely affect our business and stock price.
As a public company, and particularly after we cease to qualify as an emerging growth company commencing on December 31, 2026, we will be subject to increased legal, accounting, investor relations, compliance, and other expenses. The Sarbanes-Oxley Act and rules implemented by the SEC and Nasdaq impose significant requirements on public companies, including with respect to disclosure controls, internal control over financial reporting, and corporate governance practices. In addition, evolving regulatory expectations, stockholder activism, the current political environment, and heightened regulatory scrutiny may result in new or expanded compliance obligations, the timing and scope of which are difficult to predict.
We are required to maintain internal control over financial reporting and to report on the effectiveness of those controls pursuant to Section 404 of the Sarbanes-Oxley Act. As an accelerated filer and once we are no longer an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. Compliance with these requirements is complex, time consuming, and resource intensive, and may require us to upgrade our information technology systems; implement additional financial and management controls, reporting systems, and procedures; and hire or retain additional accounting and finance personnel. Our management and other personnel will be required to devote substantial time and attention to these compliance initiatives, which could divert resources from operating our business.
If we are unable to maintain effective internal control over financial reporting or unable to conclude that our internal controls are effective, or if our independent registered public accounting firm identifies a material weakness or is required to issue an adverse opinion, we may not be able to accurately or timely report our financial condition, results of operations, or cash flows. As a result, investor confidence in our financial reporting could be adversely affected, the market price of our Class A common stock could decline, and we could be subject to regulatory scrutiny, investigations, or sanctions by the SEC, Nasdaq, or other regulatory authorities. In addition, any failure to remediate identified material weaknesses or to maintain effective internal controls could limit our ability to access the capital markets on favorable terms, or at all.
As a public company, we are subject to increased regulatory requirements and scrutiny, which increase our costs and may adversely affect our business.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing standards of Nasdaq, and other applicable securities laws and regulations. Compliance with these laws, rules and regulations has increased, and will continue to increase, our legal, accounting and financial compliance costs, and has made, and may continue to make, certain activities more time-consuming, costly or difficult. These requirements also place demands on our management, administrative and operational resources, particularly as we transition out of emerging growth company status. For example, the Exchange Act requires that we file annual, quarterly and current reports regarding our business and operating results.

In addition, as a public company we are subject to increased scrutiny from regulators, investors, analysts and the media. The public disclosure of information required in our filings and other public communications increases the visibility of our business and financial condition and may result in threatened or actual litigation, including by competitors, stockholders or other third parties. Any such claims, whether or not successful, could result in substantial costs, divert management’s attention and resources, and harm our reputation. If such claims are successful, our business, results of operations, financial condition and prospects could be materially adversely affected.
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

Item 2. Properties.
Facilities
We maintain offices in San Mateo, California, New York, New York, Scottsdale, Arizona, and Detroit, Michigan. We lease all of our facilities and do not own any real property. We have a remote-first policy that allows for almost all roles to be remote on an ongoing basis. As a result, most of our employees transitioned or were hired into permanent remote status and are not required to report to an office for work. See discussion of our lease commitments in Note 9–Leases in the notes to consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Our Common Stock
As of February 23, 2026, there were 99 stockholders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of February 23, 2026, there were eight stockholders of record of our Class B common stock, all of which are trusts affiliated with Tim Chen, our Chief Executive Officer and the Chairman of the Board of Directors.
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
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
The following table summarizes our share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
October 1, 2025 - October 31, 2025	2,091	$11.07	2,091	$32.7
November 1, 2025 - November 30, 2025	1,462	$13.75	1,462	$12.6
December 1, 2025 - December 31, 2025	499	$15.56	499	$55.2
Total	4,052		4,052
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024, October 29, 2024, September 13, 2025, December 16, 2025, and February 25, 2026, that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million, $25 million, $50 million, $50 million, and $100 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate us to acquire any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act.
The graph below shows the cumulative total stockholder return on our Class A common stock between November 4, 2021 (the date that our Class A common stock commenced trading on the Nasdaq Global Market) through December 31, 2025 in comparison to the Nasdaq Composite Index and the S&P 500 Index. The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the S&P 500 Index at their respective closing prices on November 4, 2021. The graph uses the closing market price on November 4, 2021 of $28.30 per share as the initial value of our Class A common stock. Data for the Nasdaq Composite Index and S&P 500 Index assume reinvestment of dividends. The comparisons shown in the graph are not intended to forecast or be indicative of the future performance of our common stock.

Comparison of Cumulative Total Return
200
150
100
50
0
11/4/21
12/31/21
6/30/22
12/30/22
6/30/23
12/31/23
6/28/24
12/31/24
6/30/25
12/31/25
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
Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Except as otherwise noted, all references to 2025 refer to the year ended December 31, 2025, references to 2024 refer to the year ended December 31, 2024, and references to 2023 refer to the year ended December 31, 2023.
A discussion and analysis of our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. For a discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
NerdWallet, Inc. (NerdWallet, we, our, or us) provides consumers and small and mid-sized businesses (SMBs) with trusted guidance across a broad range of finance topics through a digital platform that integrates independent editorial content, comparison tools, data-driven product marketplaces, and access to regulated financial services offered through our subsidiaries. Our mission is to provide clarity for all of life’s financial decisions. Our vision is a world where everyone makes financial decisions with confidence.
Our platform enables users to compare financial products, access educational resources, receive personalized insights, and connect with third-party providers across credit cards, banking, insurance, lending, investing, wealth management, and other financial categories. We generate revenue primarily through referral fees, lead generation, and partner-based monetization, as well as through revenue derived from brokering and advisory services.
Our business model is designed to be partner-neutral and to support transparent consumer and SMB choice by offering side-by-side comparisons and unbiased information supported by editorial standards.
Acquisitions
We have made acquisitions and established subsidiaries to expand into new verticals; to enter new markets; and to grow our platform so that our users have better outcomes. Recent acquisitions include:
•Next Door Lending. In October 2024, we acquired Next Door Lending LLC (NDL), a mortgage broker that offers a selection of loan products for home purchase and refinance, including cash-out refinance and debt consolidation, across a range of maturities and interest rates. Through NDL, we offer consumers access to government-sponsored entity-conforming loans, FHA insured loans, VA guaranteed loans and jumbo loans.
•NerdWallet Insurance Experts. In March 2025, we established NerdWallet Insurance Experts, LLC (NWIE), an insurance agency. Through NWIE, we provide property and casualty brokerage services to assist consumers to compare quotes and connect with licensed carriers or agents to obtain insurance policies.
•NerdWallet Wealth Partners. In June 2025, we acquired an SEC-registered investment adviser and created NerdWallet Wealth Partners, LLC, which provides traditional investment advisory services, such as financial planning and discretionary investment management.

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
Non-GAAP operating income (loss): We define non-GAAP operating income (loss) as income (loss) from operations adjusted to exclude depreciation and amortization, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) acquisition-related costs, and (4) restructuring charges. We also reduce income from operations, or increase loss from operations, for capitalized internally developed software costs.
Adjusted EBITDA: We define adjusted EBITDA as net income (loss) from continuing operations adjusted to exclude depreciation and amortization, interest income (expense), net, other gains (losses), net, and provision (benefit) for income taxes, and further exclude (1) impairment of right-of-use asset, (2) losses (gains) on disposals of assets, (3) stock-based compensation, (4) acquisition-related costs, and (5) restructuring charges.
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
•Non-GAAP operating income (loss) and adjusted EBITDA exclude certain acquisition-related costs, including acquisition-related retention compensation under compensatory retention agreements with certain key employees, and acquisition-related transaction expenses;
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
We generate substantially all of our revenue through fees paid by our financial services partners in the form of either revenue per action, revenue per click, revenue per lead, and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer or SMB satisfies the criteria set forth within the arrangement, revenue is recognized generally when we match the consumer or SMB with the financial services partner. For some of our arrangements, the transaction price is considered variable and an estimate of the constrained transaction price is recorded when the match occurs. Our revenue generally includes five product categories: Insurance, Credit cards, SMB products, Loans and Emerging verticals. Insurance revenue includes revenue from consumer insurance products, including auto, life and pet insurance. Credit cards revenue includes revenue from consumer credit cards. SMB products revenue includes revenue from loans, credit cards and other financial products and services intended for small and mid-sized businesses. Loans revenue includes revenue from personal loans, mortgages, student loans and auto loans. Emerging verticals revenue includes revenue from other product sources, including banking, investing and international.
Cost of revenue
Cost of revenue consists primarily of amortization expense associated with capitalized software development costs and developed technology intangible assets related to our acquisitions, credit scoring fees, account linking fees, and third-party service and data costs.
We expect our cost of revenue to decrease in absolute dollars in the next few years, as amortization of capitalized software development costs decline following years of decreasing levels of capitalized software development costs, and to then increase in absolute dollars for the foreseeable future to the extent that our business continues to grow. We expect our cost of revenue to vary as a percentage of revenue in the next few years, and it may eventually decrease over time as a percentage of revenue as our business grows and recognizes economies of scale. However, this percentage may fluctuate from year to year depending on the timing and extent of our investments in experiences requiring third-party service and data costs.
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
Sales and marketing
Our marketing strategy leverages multiple channels across brand marketing, performance marketing and organic marketing. Sales and marketing expenses consist of: performance marketing, primarily costs to drive traffic directly to our platform; brand marketing, primarily advertising costs to increase brand awareness; and organic and other marketing, primarily personnel-related costs, including stock-based compensation, for content and other marketing and sales teams. We are able to adjust our marketing spend to reflect changes in external factors and consumer and SMB behavior. Performance marketing spend can be adjusted more quickly than brand marketing, which typically involves pre-committing to spend in future periods.
We expect our sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future, primarily to support the growth of our existing business and expansion into new verticals. Over time, we expect our sales and marketing expenses to increase as a percentage of revenue as our business grows and expands. However, this percentage may fluctuate from period to period depending on the timing and extent of our sales and marketing expenses.

General and administrative
General and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for certain of our executives as well as our legal, finance, human resources, and other administrative employees; and professional services fees.
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future primarily to support the growth of our business. Additional expenses may include increased personnel-related costs, enhanced systems, processes, and controls as well as increased expenses in the areas of insurance, compliance, investor relations, and professional services. For these reasons, we expect general and administrative expenses to vary as a percentage of revenue in the near term, but eventually to decrease as a percentage of revenue as our business grows and recognizes economies of scale. This percentage may fluctuate from period to period depending on the timing and extent of our general and administrative expenses.
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
Results of Operations

(in millions)
Year Ended December 31,	2025	2024	2023
Revenue	$836.6	$687.6	$599.4
Costs and Expenses:
Cost of revenue	63.7	63.5	54.0
Research and development(1)	66.7	82.5	80.5
Sales and marketing(1)	584.7	470.6	401.5
General and administrative(1)	56.3	61.6	59.8
Total costs and expenses	771.4	678.2	595.8
Income from Operations	65.2	9.4	3.6
Other income (expense), net:
Interest income	3.2	4.8	3.6
Interest expense	(0.6)	(0.7)	(0.8)
Other gains (losses), net	0.4	(8.5)	(0.1)
Total other income (expense), net	3.0	(4.4)	2.7
Income before income taxes	68.2	5.0	6.3
Income tax provision (benefit)	19.5	(25.4)	18.1
Net Income (Loss)	$48.7	$30.4	$(11.8)
______________
(1)Includes stock-based compensation as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Research and development	$8.5	$10.1	$11.2
Sales and marketing	8.6	10.0	13.8
General and administrative	11.5	16.2	13.8
Total	$28.6	$36.3	$38.8

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue:

Year Ended December 31,	2025	2024	2023
Revenue	100%	100%	100%
Costs and Expenses:
Cost of revenue	7	9	9
Research and development	8	12	13
Sales and marketing	70	69	67
General and administrative	7	9	10
Total costs and expenses	92	99	99
Income from Operations	8	1	1
Other income (expense), net:
Interest income	—	—	—
Interest expense	—	—	—
Other gains (losses), net	—	—	—
Total other income (expense), net	—	—	—
Income before income taxes	8	1	1
Income tax provision (benefit)	2	(3)	3
Net Income (Loss)	6%	4%	(2%)
Our income from operations increased $55.8 million, or 590%, for 2025 compared to 2024. The increase was driven by a $149.0 million increase in revenues, partially offset by a $93.2 million increase in costs and operating expenses, primarily due to a $114.1 million increase in sales and marketing expenses partially offset by a $15.8 million decrease in research and development expenses.
Our net income increased $18.3 million, or 60%, for 2025 compared to 2024, primarily driven by the $55.8 million increase in income from operations, as well as $3.0 million of other income, net in 2025 as compared to other expense, net of $4.4 million in 2024, partially offset by a $19.5 million income tax provision in 2025 as compared to an income tax benefit of $25.4 million in 2024.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

(in millions)
Year Ended December 31,	2025	2024	$ Change	% Change
Insurance	$280.8	$191.6	$89.2	47%
Credit cards	133.4	176.4	(43.0)	(24%)
SMB products	100.0	109.8	(9.8)	(9%)
Loans	133.4	84.5	48.9	58%
Emerging verticals	189.0	125.3	63.7	51%
Total revenue	$836.6	$687.6	$149.0	22%
Revenue increased $149.0 million, or 22%, for 2025 compared to 2024, driven by strong growth in Insurance, Emerging verticals and Loans revenues, partially offset by lower Credit cards and SMB products.
Insurance revenue increased $89.2 million, or 47%, for 2025 compared to 2024, primarily driven by a strong increase in auto insurance products revenue as carriers expanded budgets.
Credit cards revenue decreased $43.0 million, or 24%, for 2025 compared to 2024, primarily due to continued pressures in organic search traffic.
SMB products revenue decreased $9.8 million, or 9%, for 2025 compared to 2024, primarily due to continued pressures in organic search traffic, partially offset by an increase in business loan originations.

Loans revenue increased $48.9 million, or 58%, for 2025 compared to 2024, primarily driven by an 85% increase in personal loans revenue as well as a 33% increase in mortgage loans revenue reflecting incorporation of our acquisition of NDL in October 2024.
Emerging verticals revenue increased $63.7 million, or 51%, for 2025 compared to 2024, primarily driven by a 60% increase in banking revenue due to higher demand for banking products.
Costs and Expenses

(in millions)
Year Ended December 31,	2025	2024	$ Change	% Change
Cost of revenue	$63.7	$63.5	$0.2	0%
Research and development	66.7	82.5	(15.8)	(19%)
Sales and marketing	584.7	470.6	114.1	24%
General and administrative	56.3	61.6	(5.3)	(9%)
Total costs and expenses	$771.4	$678.2	$93.2	14%
Cost of revenue
Cost of revenue increased $0.2 million for 2025 compared to 2024. The increase was primarily attributable to a $2.1 million increase related to third-party service and data charges, substantially offset by a $1.6 million decrease in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses decreased $15.8 million, or 19%, for 2025 compared to 2024. The decrease was primarily attributable to a $10.1 million decrease in personnel-related costs for our engineering, data, and product management personnel and contractors, as well as a $5.8 million restructuring charge in 2024.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

(in millions)	2025		2024
Year Ended December 31,	$	%	$	%
Performance marketing	$416.9	71%	$297.4	63%
Brand marketing	65.1	11%	68.6	15%
Organic and other marketing	102.7	18%	104.6	22%
Total sales and marketing	$584.7	100%	$470.6	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer and SMB behavior.
Sales and marketing expenses increased $114.1 million, or 24%, for 2025 compared to 2024. The increase was attributable to a $119.5 million increase in performance marketing expenses, partially offset by decreases of $3.5 million in brand marketing expenses and $1.9 million in organic and other marketing expenses primarily due to a $2.0 million restructuring charge in 2024.
General and administrative expense
General and administrative expenses decreased $5.3 million, or 9%, for 2025 compared to 2024, primarily attributable to a $5.5 million decrease in personnel-related costs mainly due to stock-based compensation, as well as a $1.2 million restructuring charge in 2024.

Other income (expense), net

(in millions)
Year Ended December 31,	2025	2024	$ Change	% Change
Interest income	$3.2	$4.8	$(1.6)	(33%)
Interest expense	(0.6)	(0.7)	0.1	(9%)
Other (gains) losses, net	0.4	(8.5)	8.9	NM
Total other income (expense), net	$3.0	$(4.4)	$7.4	NM
The change in other income (expense), net for 2025 compared to 2024 was primarily attributable to an $8.1 million impairment on an equity investment in 2024, partially offset by lower interest income reflecting lower interest rates and average cash balances.
Income tax provision (benefit)
We had an income tax provision of $19.5 million for 2025, as compared to an income tax benefit of $25.4 million in 2024. Our effective tax rate was 28.6% and (505.5%) for 2025 and 2024, respectively, as compared to the U.S. federal statutory income tax rate of 21%. Our effective tax rate for 2025 is higher than the U.S. federal statutory income tax rate of 21% primarily due to permanent impacts related to stock-based compensation and state taxes, partially offset by research and development credits. Our effective tax rate for 2024 differs from the U.S. federal statutory income tax rate of 21% primarily due to the decrease in the valuation allowance maintained against our net U.S. deferred tax assets. In the fourth quarter of 2024, we concluded that it is more likely than not that our net U.S. federal and majority state deferred tax assets are realizable, resulting in a valuation allowance release of $27.2 million.
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
We compensate for these limitations by reconciling non-GAAP operating income (loss) to income (loss) from operations, and adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measures, as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Income from Operations	$65.2	$9.4	$3.6
Depreciation and amortization	46.4	48.4	48.2
Acquisition-related retention	1.6	4.2	5.3
Acquisition-related expenses	2.3	0.6	0.1
Impairment of right-of-use asset	—	—	1.4
Loss on disposal of assets	0.4	—	0.2
Restructuring	0.5	9.0	—
Capitalized internally developed software costs	(20.4)	(24.0)	(32.4)
Non-GAAP Operating Income	$96.0	$47.6	$26.4

Operating income margin	8%	1%	1%
Non-GAAP operating income margin[1]	11%	7%	4%

Net Income (Loss)	$48.7	$30.4	$(11.8)
Depreciation and amortization	46.4	48.4	48.2
Stock-based compensation	28.6	36.3	38.8
Acquisition-related retention	1.6	4.2	5.3
Acquisition-related expenses	2.3	0.6	0.1
Impairment of right-of-use asset	—	—	1.4
Loss on disposal of assets	0.4	—	0.2
Restructuring	0.5	9.0	—
Interest income, net	(2.6)	(4.1)	(2.8)
Other gains (losses), net	(0.4)	8.5	0.1
Income tax provision (benefit)	19.5	(25.4)	18.1
Adjusted EBITDA	$145.0	$107.9	$97.6
Stock-based compensation	(28.6)	(36.3)	(38.8)
Capitalized internally developed software costs	(20.4)	(24.0)	(32.4)
Non-GAAP Operating Income	$96.0	$47.6	$26.4

Net income (loss) margin	6%	4%	(2%)
Adjusted EBITDA margin[2]	17%	16%	16%
______________
(1)Represents non-GAAP operating income (loss) as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.
Our non-GAAP operating income increased $48.4 million, or 102%, for 2025 compared to 2024. The increase was driven by a $55.8 million increase in income from operations, partially offset by a $7.4 million decrease in adjustments to reconcile income from operations to non-GAAP operating income, including a $9.0 million restructuring charge in 2024.

Adjusted EBITDA increased $37.1 million, or 35%, for 2025 compared to 2024. The increase was attributable to increases of $18.3 million in net income and $18.8 million in adjustments to reconcile adjusted EBITDA to net income, primarily including $44.9 million for income taxes partially offset by a $9.0 million restructuring charge and an $8.1 million impairment on an equity investment, both in 2024, as well as a $7.7 million decrease for stock-based compensation.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from December 31, 2025) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, share repurchases and business combinations.
As of December 31, 2025 and 2024, we had cash and cash equivalents of $98.3 million and $66.3 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of December 31, 2025 is included in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our consolidated balance sheet but which we consider non-cancellable. As of December 31, 2025, amounts to be spent under non-cancellable purchase obligations were $13.5 million over the next twelve months, and approximately $4 million in 2027 and $1 million in 2028.
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
Share Repurchase Program: We announced on May 2, 2023 that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024, October 29, 2024, September 13, 2025, and December 16, 2025 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million, $25 million, $50 million, and $50 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate us to acquire any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Program are retired. We expect to fund repurchases with existing cash and cash equivalents. During 2025, we repurchased 5.8 million shares of Class A common stock for $70.3 million, including costs associated with the repurchases. Additionally, we paid $0.3 million of excise taxes during 2025 which related to previous share repurchases.

On February 20, 2026, our Board of Directors approved an increase in the share repurchase authorization under which we may repurchase up to an additional $100.0 million of our Class A common stock under the Repurchase Program. Between January 1, 2026 and February 23, 2026, we repurchased 4.5 million shares of Class A common stock for $50.6 million, including costs associated with the repurchases. The remaining share repurchase authorization under the Repurchase Program is $104.7 million as of February 23, 2026.
Credit Facility: On September 26, 2023, we, including three of our wholly-owned subsidiaries, entered into a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. On October 1, 2024, we entered into an amendment to the Credit Agreement which, among other things, permits us to acquire an unrestricted subsidiary and/or to invest up to an aggregate of $15 million in unrestricted subsidiaries in any fiscal year, subject to standard provisions and limitations for unrestricted subsidiaries. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our credit facility as of December 31, 2025 or 2024. Our credit facility contains certain financial and non-financial covenants. We were in compliance with all covenants as of December 31, 2025 and 2024. See Note 7–Debt in the notes to the consolidated financial statements for further discussion.
Warehouse Line of Credit: NDL, a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit, which may be increased to $18.75 million for up to 90 days subject to certain requirements, to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale, subject to a 5.25% minimum rate, and are secured by the underlying promissory notes of the mortgage loans held for sale, as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2027. NDL had $6.9 million and $2.5 million outstanding under the warehouse line of credit with a weighted-average interest rate of 6.27% and 6.77% as of December 31, 2025 and 2024, respectively, which is included in accrued expenses and other current liabilities on our consolidated balance sheet. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity and insurance requirements. NDL was in compliance with all covenants as of December 31, 2025 and 2024, respectively. See Note 7–Debt in the notes to the consolidated financial statements for further discussion.
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
Sources and Uses of Capital Resources
The following table summarizes our cash flows:

(in millions)
Year Ended December 31,	2025	2024	2023
Net cash provided by operating activities	$131.6	$71.8	$72.1
Net cash used in investing activities	(33.3)	(29.7)	(29.5)
Net cash used in financing activities	(66.1)	(76.5)	(26.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3	0.1
Net increase (decrease) in cash and cash equivalents	$32.0	$(34.1)	$16.5

A discussion and analysis of our changes in cash flows for 2025 compared to 2024 is presented below. For a discussion of our cash flows for 2024 and 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Operating activities
Net cash provided by operating activities increased $59.8 million in 2025 compared to 2024, as increases of $18.3 million in net income and $44.2 million in non-cash charges were partially offset by a $2.7 million increase in net cash outflow from changes in operating assets and liabilities. The increase in non-cash charges was primarily due to a $62.1 million increase in deferred taxes, partially offset by decreases of $9.1 million for stock-based compensation and $6.8 million in other losses, net. The increase in net cash outflow from changes in operating assets and liabilities was primarily due to increases of $10.2 million for accounts payable, $6.6 million for mortgage loans held for sale, and $2.7 million for accrued expenses and other current liabilities, partially offset by a $17.6 million decrease for accounts receivable.
Investing activities
Net cash used in investing activities increased $3.6 million in 2025 compared to 2024, primarily due to $12.8 million of cash paid, net of cash acquired, for acquisitions, partially offset by decreases of $6.1 million in purchases of investments and $3.8 million in capitalized software development costs.
Financing activities
Net cash used in financing activities decreased $10.4 million in 2025, primarily due to decreases of $9.9 million in repurchases of Class A common stock and $6.4 million related to our warehouse line of credit, partially offset by a $5.2 million decrease from exercises of stock options.
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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We have one reporting unit. We test goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. As a result of the goodwill impairment assessments in 2025, 2024 and 2023, we determined that it was not more likely than not that the fair value of its single reporting unit was less than its carrying amount. As such, goodwill was not impaired during 2025, 2024 or 2023.
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
Based on our past assessment of all available evidence, both positive and negative, including consideration of our historical profitability and the estimated impact of our operating model on future profitability, we had previously maintained a valuation allowance against our net U.S. deferred tax assets as of December 31, 2023. During the three months ended December 31, 2024, we concluded that it was more likely than not that our net U.S. Federal and majority state deferred tax assets would be realized, with a significant improvement in our profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly we recorded a valuation allowance release of $27.2 million. We continue to maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of December 31, 2025. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.
Recently Issued and Adopted Accounting Pronouncements
For information on recent accounting pronouncements, see Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act, until December 31, 2026. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Foreign Currency Exchange Risk
Significantly all of our revenue is generated in U.S. dollars, with the remainder generated in British pounds sterling and the Canadian dollar. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S., UK and Canada. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2025, 2024 and 2023. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market instruments and U.S. government securities. We had cash and cash equivalents of $98.3 million and $66.3 million as of December 31, 2025 and 2024, respectively. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of NerdWallet, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of NerdWallet, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 25, 2026
We have served as the Company’s auditor since 2015.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts which are in thousands and per share amounts)
As of December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$98.3	$66.3
Accounts receivable—net	111.0	102.2
Prepaid expenses and other current assets	35.4	28.2
Total current assets	244.7	196.7
Property, equipment and software—net	31.8	43.0
Goodwill	123.5	112.4
Intangible assets—net	21.5	33.3
Deferred tax asset—noncurrent	29.4	45.6
Right-of-use assets	7.1	5.3
Other assets	3.1	1.3
Total Assets	$461.1	$437.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5.4	$8.9
Accrued expenses and other current liabilities	65.5	51.2
Total current liabilities	70.9	60.1
Other liabilities—noncurrent	15.7	13.3
Total liabilities	86.6	73.4
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 71,289 and 74,108 shares issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	562.5	530.9
Accumulated other comprehensive income (loss)	0.1	(0.2)
Accumulated deficit	(188.1)	(166.5)
Total stockholders’ equity	374.5	364.2
Total Liabilities and Stockholders’ Equity	$461.1	$437.6

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)
Year Ended December 31,	2025	2024	2023
Revenue	$836.6	$687.6	$599.4
Costs and Expenses:
Cost of revenue	63.7	63.5	54.0
Research and development	66.7	82.5	80.5
Sales and marketing	584.7	470.6	401.5
General and administrative	56.3	61.6	59.8
Total costs and expenses	771.4	678.2	595.8
Income from Operations	65.2	9.4	3.6
Other income (expense), net:
Interest income	3.2	4.8	3.6
Interest expense	(0.6)	(0.7)	(0.8)
Other gains (losses), net	0.4	(8.5)	(0.1)
Total other income (expense), net	3.0	(4.4)	2.7
Income before income taxes	68.2	5.0	6.3
Income tax provision (benefit)	19.5	(25.4)	18.1
Net Income (Loss)	$48.7	$30.4	$(11.8)

Net Income (Loss) per Share Attributable to Common Stockholders
Basic	$0.66	$0.40	$(0.15)
Diluted	$0.64	$0.38	$(0.15)
Weighted-average Shares Used in Computing Net Income (Loss) per Share Attributable to Common Stockholders
Basic	74.3	76.5	76.7
Diluted	75.9	78.9	76.7

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)
Year Ended December 31,	2025	2024	2023
Net Income (Loss)	$48.7	$30.4	$(11.8)
Other Comprehensive Income:
Change in foreign currency translation	0.3	0.1	0.6
Comprehensive Income (Loss)	$49.0	$30.5	$(11.2)

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)
	Shares	Amount
Balance as of December 31, 2022	75,120	$—	$427.3	$(0.9)	$(84.7)	$341.7
Issuance of Class A common stock upon exercise of stock options	1,584	—	10.2			10.2
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,253	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(95)	—	(1.1)			(1.1)
Issuance of Class A common stock under Employee Stock Purchase Plan	346	—	3.0			3.0
Repurchase of Class A common stock	(2,268)	—			(20.0)	(20.0)
Stock-based compensation			44.3			44.3
Other comprehensive income				0.6		0.6
Net loss					(11.8)	(11.8)
Balance as of December 31, 2023	76,940	$—	$483.7	$(0.3)	$(116.5)	$366.9
Issuance of Class A common stock upon exercise of stock options	968	—	6.3			6.3
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,709	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(150)	—	(2.1)			(2.1)
Issuance of Class A common stock under Employee Stock Purchase Plan	127	—	1.4			1.4
Repurchase of Class A common stock	(6,486)	—			(80.4)	(80.4)
Stock-based compensation			41.6			41.6
Other comprehensive income				0.1		0.1
Net income					30.4	30.4
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2
Issuance of Class A common stock upon exercise of stock options	159	—	1.1			1.1
Issuance of Class A common stock pursuant to settlement of restricted stock units	2,897	—				—
Class A common stock withheld related to net share settlement of restricted stock units	(324)	—	(3.5)			(3.5)
Issuance of Class A common stock under Employee Stock Purchase Plan	283	—	2.1			2.1
Repurchase of Class A common stock	(5,834)	—			(70.3)	(70.3)
Stock-based compensation			31.9			31.9
Other comprehensive income				0.3		0.3
Net income					48.7	48.7
Balance as of December 31, 2025	71,289	$—	$562.5	$0.1	$(188.1)	$374.5

See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2025	2024	2023
Operating Activities:
Net income (loss)	$48.7	$30.4	$(11.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46.4	48.4	48.2
Stock-based compensation	28.6	37.7	38.8
Deferred taxes	16.0	(46.1)	(0.5)
Non-cash lease costs	2.2	2.2	2.8
Other losses, net	1.8	8.6	2.9
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(9.4)	(27.0)	10.7
Prepaid expenses and other assets	(2.5)	(1.8)	(4.4)
Mortgage loans held for sale	(4.5)	2.1	—
Accounts payable	(3.6)	6.6	(1.8)
Accrued expenses and other current liabilities	9.8	12.5	(2.4)
Payment of contingent consideration	—	—	(14.0)
Operating lease liabilities	(2.5)	(3.4)	(3.1)
Other liabilities	0.6	1.6	6.7
Net cash provided by operating activities	131.6	71.8	72.1
Investing Activities:
Purchases of investments	(2.0)	(8.1)	—
Capitalized software development costs	(16.9)	(20.7)	(28.8)
Purchases of property and equipment	(1.3)	(0.6)	(0.7)
Business combinations	(13.1)	(0.3)	—
Net cash used in investing activities	(33.3)	(29.7)	(29.5)
Financing Activities:
Payment of contingent consideration	—	—	(16.9)
Net borrowing (repayment) on warehouse line of credit	4.4	(2.0)	—
Proceeds from line of credit	—	—	7.5
Payments on line of credit	—	—	(7.5)
Payment of debt issuance costs	—	—	(1.4)
Proceeds from exercises of stock options	1.1	6.3	10.2
Tax payments related to net-share settlements on restricted stock units	(3.5)	(2.1)	(1.1)
Issuances of Class A common stock under Employee Stock Purchase Plan	2.1	1.4	3.0
Repurchases of Class A common stock	(70.2)	(80.1)	(20.0)
Net cash used in financing activities	(66.1)	(76.5)	(26.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3	0.1
Net increase (decrease) in cash and cash equivalents	32.0	(34.1)	16.5
Cash and Cash Equivalents:
Beginning of year	66.3	100.4	83.9
End of year	$98.3	$66.3	$100.4

NERDWALLET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
Year Ended December 31,	2025	2024	2023
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.6	$0.4	$0.5
Repurchases of Class A common stock recorded in accrued expenses and other current liabilities	0.4	0.3	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$15.1	$16.0	$13.5
Cash paid for interest	0.3	0.3	0.3
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3.0	$3.9	$3.7
Lease liabilities arising from obtaining right-of-use assets	4.1	—	—
See notes to consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.The Company and its Significant Accounting Policies
Organization—NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its subsidiaries (collectively, the Company) provide trusted guidance about finance through its platform, which connects consumers and small and mid-sized businesses (SMBs) with providers of financial products.
Basis of Consolidation and Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for prior fiscal years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2025.
Segments—Operating segments are defined as components of an enterprise for which discrete financial information is available that is reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer, who regularly reviews consolidated net income (loss) as reported on the consolidated statements of operations, along with other financial information presented on a consolidated basis, for purposes of allocating resources and evaluating financial performance, including non-GAAP operating income (loss) and adjusted EBITDA which are key performance indicators to assess operational efficiency and profitability. As a result, the Company has concluded that it has one operating segment. The measure of segment assets is presented as total assets in the consolidated balance sheets. Significantly all of the Company’s revenue in 2025, 2024 and 2023 was from customers located in the United States. Significantly all of the Company’s long-lived assets as of December 31, 2025 and 2024 were located in the United States.
Components of segment costs and expenses, along with a reconciliation to income (loss) from operations, are as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Revenue	$836.6	$687.6	$599.4

Costs and Expenses:
Performance marketing	416.9	297.4	206.5
Brand marketing	65.1	68.6	84.4
Personnel-related expenses[1]	168.1	178.2	190.0
Stock-based compensation[1]	31.9	40.1	44.3
Capitalized internally developed software costs	(20.4)	(24.0)	(32.4)
Depreciation and amortization	46.4	48.4	48.2
Other segment costs and expenses[2]	63.4	69.5	54.8
Total costs and expenses	771.4	678.2	595.8
Income from Operations	$65.2	$9.4	$3.6
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
Use of Estimates—The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include determination of stock-based compensation, capitalization of software development costs, valuation of goodwill and intangible assets, determination of associated useful lives of intangible assets and valuation of deferred tax assets. Management bases its estimates on historical experience and also on assumptions that it believes are reasonable.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. While the Company deposits cash and cash equivalents with high credit quality financial institutions, including First Citizens Bank & Trust Company (through its Silicon Valley Bank division), HSBC and JPMorgan Chase Bank, N.A., to lessen the Company’s exposure, such cash deposits may exceed federally insured limits at these financial institutions. To mitigate the risk associated with deposits exceeding federally insured limits, the Company manages exposure by utilizing deposit accounts which include sweep features to third-party money market funds, with total money market funds of $67.0 million and $36.8 million as of December 31, 2025 and 2024, respectively. Based on these facts, collectability of bank balances appears to be adequately assured.
The Company had two customers which accounted for 16% and 11% of total accounts receivable as of December 31, 2025, and two customers which accounted for 14% and 13% of total accounts receivable as of December 31, 2024. The Company had one customer which accounted for 26% of revenue in 2025, two customers which accounted for 22% and 11% of revenue in 2024, and two customers which accounted for 13% and 11% of revenue in 2023. The Company’s customers are considered to be financial services providers (e.g., banks, credit card issuers, lenders, insurers, investment brokers and other entities) that seek to reach and receive leads, matches and referrals to the Company’s substantial audience of consumers and SMBs in exchange for agreed-upon fees.
Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the respective local currency. All assets and liabilities accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Equity transactions are translated using historical exchange rates. Revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included as a separate component in the consolidated statement of comprehensive income (loss), and in effect of exchange rate changes on cash and cash equivalents in the consolidated statement of cash flows. Transaction gains and losses, including intercompany transactions denominated in a currency other than the functional currency of the entity involved, are included in other gains (losses), net in the consolidated statement of operations and were immaterial for all periods presented.
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
The carrying values of the Company’s cash and cash equivalents, accounts receivable—net, and accounts payable and other accrued expenses are deemed to approximate fair value due to their short-term and highly liquid nature. The carrying values of the Company’s mortgage loans held for sale and certificate of deposit are deemed to approximate fair value due to their short-term nature.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trade Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount or amounts due from customers via affiliate relationships at the end of each month. Invoiced amounts do not bear interest. The Company generally does not require collateral or other security in support of accounts receivable. Accounts receivable are past due when they are outstanding longer than the contractual payment terms. The Company determines an allowance for credit losses by considering available information, including the length of time accounts receivable are past due, previous loss history, and reasonable and supportable expectations regarding the specific customer’s ability to pay its financial obligations. If the Company becomes aware of changes in circumstances that are indicative of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in operating results or changes in financial position, estimates of the allowance for credit losses are further adjusted. The allowance for credit losses was $1.7 million and $0.5 million as of December 31, 2025 and 2024, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.
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
Business Combinations—The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations. As of December 31, 2025, the Company has not recorded material measurement period adjustments in connection with its business combinations.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition—The Company generates substantially all its revenue through fees paid by its financial services partners in the form of either revenue per action, revenue per click, revenue per lead and revenue per funded loan arrangements. For these revenue arrangements, in which a partner pays only when a consumer or SMB satisfies the criteria set forth within the arrangement, revenue is recognized generally when the Company matches the consumer or SMB with the financial services partner. For some of the Company’s arrangements, the transaction price is considered variable and an estimate of the transaction price is recorded when the match occurs.
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
For revenue generated from revenue per action or revenue per funded loan arrangements in which fees are earned from financial services partners for approved actions, such as when credit cards are issued to consumers or SMBs or when loans to consumers or SMBs are funded, the Company’s contractual right to fees is not contemporaneous with the satisfaction of the performance obligation to match the consumer or SMB with the financial services partner. As a result, the transaction price is considered variable and an estimate of the constrained transaction price is recorded as revenue when the match occurs, subject to a constraint. Constrained revenue is recognized to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company records a contract asset, which is included within prepaid expenses and other current assets in the consolidated balance sheet, at the end of each reporting period related to the estimated variable consideration on fees for which the Company has satisfied the related performance obligation but are still pending the financial product approval before the Company has a contractual right to payment. Management applies judgment and considers various factors in estimating the constrained revenue, including the Company’s historical approval rates and historical time between when a consumer or SMB request for a financial product is delivered to a financial services partner, and when the consumer or SMB meets the achievement or attainment requirements of the financial services partner. The time between satisfaction of the Company’s performance obligation and when the Company’s right to consideration becomes unconditional is generally less than 90 days, and this short duration between satisfaction of the performance obligation and approval mitigates estimation uncertainty. The Company records a deferred revenue liability, which is included within accrued expenses and other current liabilities in the consolidated balance sheet, for fees received related to unsatisfied performance obligations at the end of each reporting period, with the performance obligations expected to be satisfied in the following reporting period.
For revenue generated from revenue per lead or revenue per click in which fees are earned from customers when a consumer or SMB clicks on a tagged link to the customer’s website or lead is delivered to the customer, the Company’s contractual right to fees is contemporaneous with the satisfaction of the performance obligation to match the consumer or SMB with the customer. The Company’s services are generally transferred to the customer at a point in time, when the performance obligation is met, based on reliable indicators of completion.
The Company’s payment terms vary by customer and verticals. The term between invoicing and when payment is due is generally 30 days or less.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Components of sales and marketing expenses are as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Performance marketing	$416.9	$297.4	$206.5
Brand marketing	65.1	68.6	84.4
Organic and other marketing	102.7	104.6	110.6
Total sales and marketing	$584.7	$470.6	$401.5
Advertising expense includes performance and brand marketing, as well as certain external organic and other marketing costs, and is expensed as incurred. Advertising expense totaled $486.4 million, $370.3 million, and $294.7 million for 2025, 2024 and 2023, respectively.
Leases—The Company leases real estate facilities and general office equipment under operating leases expiring at various dates through 2030.
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
Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities—noncurrent in the consolidated balance sheets.

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
Stock Options: The fair value of stock options on the date of grant is estimated using the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model considers several variables and assumptions in estimating the grant date fair value of stock-based awards. These assumptions include:
•Fair Value of Class A Common Stock—The fair value of the Company’s Class A common stock is determined on the grant date using the closing price of the Company’s Class A common stock.
•Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding, and is estimated based on the simplified method described in Staff Accounting Bulletin Topic 14, as amended, as the Company does not have sufficient historical experience for determining the expected term of the awards granted.
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
•Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve on the date of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock option award.
•Dividend Yield—The Company utilizes a dividend yield of zero, as the Company does not currently issue dividends and does not expect to do so in the future.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) per Basic and Diluted Share—The Company computes earnings per share (EPS) in conformity with the two-class method required for participating securities. The two-class method is an earnings allocation method that determines net income (loss) per share for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings or losses. The Company considers early exercised stock options to be participating securities. There were no early exercised stock options in 2025, and the impact of early exercised stock options on basic and diluted EPS was immaterial for 2024 and 2023.
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
JOBS Act Accounting Election—The Company qualifies as an “emerging growth company” (EGC) as defined in the JOBS Act until December 31, 2026, and, as such, the Company may elect to delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial condition and results of operations within its consolidated financial statements may not be comparable to those of other companies that have adopted new or revised accounting standards at an earlier date.
Recently Issued Accounting Pronouncements Not Yet Adopted—In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. The guidance in ASU 2023-09 is effective on an annual basis and will be required to be applied for the year ending December 31, 2026 for EGCs under the JOBS Act accounting election. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis, but retrospective application is permitted.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue From Contracts with Customers. The practical expedient allows an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance in ASU 2025-05 is effective on an annual and interim basis, and will be required to be applied for the year ending December 31, 2026 for public business entities, with early adoption permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis.
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
The Company is currently evaluating the impact of the adoptions of ASU 2025-05 and ASU 2025-06 on the Company’s consolidated financial statements.
2.Revenue
The following presents a disaggregation of the Company’s revenue based on product category:

(in millions)
Year Ended December 31,	2025	2024	2023
Insurance	$280.8	$191.6	$45.0
Credit cards	133.4	176.4	209.7
SMB products	100.0	109.8	101.2
Loans	133.4	84.5	101.6
Emerging verticals	189.0	125.3	141.9
Total revenue	$836.6	$687.6	$599.4
During 2024, the Company recognized $4.1 million of revenue that was deferred as of December 31, 2023, all of which was recognized during the three months ended March 31, 2024. There was no deferred revenue balance as of December 31, 2025, and revenue recognized during 2025 and 2023 which was deferred as of the prior year end was immaterial.
The contract assets recorded within prepaid expenses and other current assets on the consolidated balance sheet related to estimated variable consideration were $3.5 million and $6.8 million as of December 31, 2025 and 2024, respectively. Revenue recognized during the year from performance obligations satisfied, or partially satisfied, in the previous year was immaterial for 2025, 2024 and 2023.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2025
Assets:
Cash and cash equivalents—money market funds	$67.0	$—	$—	$67.0
Mortgage loans held for sale	—	7.1	—	7.1
Certificate of deposit	—	2.3	—	2.3
	$67.0	$9.4	$—	$76.4

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2024
Assets:
Cash and cash equivalents—money market funds	$36.8	$—	$—	$36.8
Mortgage loans held for sale	—	2.6	—	2.6
Certificate of deposit	—	2.2	—	2.2
	$36.8	$4.8	$—	$41.6
Assets Measured at Fair Value on a Non-Recurring Basis
During 2024, the Company made a strategic investment of $8.1 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. During the three months ended December 31, 2024, the Company became aware of certain developments and circumstances that indicated that there was a decline in the fair value of this investment. As a result, the Company performed an assessment of the equity investment, including a review of the financial condition, operating results and liquidity prospects of the equity issuer. Based on this assessment, the Company concluded that the equity investment was fully impaired as of December 31, 2024, and recorded an impairment loss of $8.1 million during 2024 which is included in other gains (losses), net on both the Company’s consolidated statements of operations and of cash flows.
4.Significant Consolidated Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

(in millions)
As of December 31,	2025	2024
Prepaid expenses	$12.2	$14.6
Mortgage loans held for sale	7.1	2.6
Income taxes receivable	9.9	0.3
Contract assets	3.5	6.8
Certificate of deposit	2.3	2.2
Other current assets	0.4	1.7
Total prepaid expenses and other current assets	$35.4	$28.2

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, equipment and software, net consisted of the following:

(in millions)
As of December 31,	2025	2024
Capitalized software development costs	$99.1	$124.6
Office equipment	3.9	4.2
Furniture and fixtures	0.9	1.4
Leasehold improvements	1.4	2.3
Total property, equipment and software	105.3	132.5
Accumulated depreciation and amortization	(73.5)	(89.5)
Total property, equipment and software—net	$31.8	$43.0
The Company capitalized $20.4 million, $24.3 million and $34.0 million of software development costs, and recorded amortization expense of $31.2 million, $32.8 million and $28.9 million, during 2025, 2024 and 2023, respectively. No losses on disposal related to software development costs were recorded in 2025, 2024 or 2023.
Depreciation and amortization, exclusive of amortization of capitalized software development costs and intangible assets, was $1.6 million, $2.2 million and $2.3 million in 2025, 2024 and 2023, respectively.
During 2025, the Company made a strategic investment of $2.0 million in equity interests of a limited liability company. These equity interests are accounted for under the equity method of accounting. In applying the equity method of accounting, investments are initially recorded at cost, and subsequently adjusted based on the Company’s proportionate share of the investee’s net income or loss, based on the most recent available financial information from the investee, net of any contributions and distributions received. Equity method investments are periodically reviewed for impairment, and would be considered impaired when the fair value of the Company’s interest is less than the carrying value, with an impairment charge recorded in earnings if such decline in value is determined to be other than temporary. Equity method investments are included in other assets on the Company’s consolidated balance sheet. The carrying value of the Company’s equity method investment was $2.0 million as of December 31, 2025, and there were no related changes in carrying amount or impairment during 2025.
Accrued expenses and other current liabilities consisted of the following:

(in millions)
As of December 31,	2025	2024
Unbilled accounts payable	$46.9	$33.7
Accrued compensation	6.0	4.8
Income taxes payable	0.5	3.1
Warehouse line of credit	6.9	2.5
Operating lease liabilities	1.9	2.3
Other accrued expenses	3.3	4.8
Total accrued expenses and other current liabilities	$65.5	$51.2
Other liabilities—noncurrent consisted of the following:

(in millions)
As of December 31,	2025	2024
Operating lease liabilities	$6.1	$4.1
Unrecognized tax benefit liability	9.6	8.8
Other noncurrent liabilities	—	0.4
Total other liabilities—noncurrent	$15.7	$13.3

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.Business Combinations
Business Combinations in 2025—On November 3, 2025, the Company acquired a privately-held financial services company for a purchase consideration of $8.1 million in cash. The fair values of assets acquired and liabilities assumed totaled $0.8 million and $0.4 million, respectively, and the Company recorded $7.7 million of goodwill. Concurrently with the closing of this acquisition, the Company’s Board of Directors granted RSUs with an aggregate grant-date fair value of $5.0 million to the co-founders of the acquired company who were offered employment with the Company. The fair value of these RSUs are excluded from the purchase price of the acquisition and accounted for separately from the business combination. These RSUs are subject to the terms and conditions of the grant agreements covering such RSUs, and will generally vest over three years subject to a one-year cliff and quarterly vesting thereafter, with vesting generally subject to the employees’ continued employment with the Company. The value of these RSUs are generally recognized as stock-based compensation ratably over the respective vesting terms of the RSUs.
On June 13, 2025, the Company acquired a privately-held SEC-registered investment adviser for a purchase consideration of $5.0 million in cash. The fair value of assets acquired totaled $2.0 million and was comprised of intangible assets for customer relationships with a three-year estimated useful life, and the Company recorded $3.0 million of goodwill.
These acquisitions have been accounted for as business combinations. The goodwill recorded from these acquisitions is primarily attributable to synergies from combining the operations of the Company and the acquirees, as well as the value ascribed to the knowledge and experience of the acquirees’ co-founders and employees, and is tax deductible. The contributions from these acquisitions following their respective closing dates through December 31, 2025 were not material to the Company’s revenue and operating income for 2025. Pro forma results of operations have not been provided to reflect these acquisitions as such results would not have been materially different from the Company’s reported results.
Next Door Lending LLC—On October 1, 2024, the Company acquired all outstanding equity interests of Next Door Lending LLC (NDL), a mortgage brokerage, for a purchase consideration of $1.0 million in cash. The acquisition of NDL is intended to allow the Company to provide mortgage shoppers with more hands-on guidance.
The acquisition has been accounted for as a business combination. The fair value of assets acquired totaled $7.2 million, and was primarily comprised of $0.7 million of cash and cash equivalents, $4.7 million of mortgage loans held for sale, $1.1 million of contract assets, and $0.4 million for an ROU asset. The fair value of liabilities assumed totaled $7.1 million, and was primarily comprised of $2.1 million of accounts payable and accrued expenses, $4.6 million of short-term borrowings under a warehouse line of credit, and $0.4 million of lease liabilities. The Company recorded $0.9 million of goodwill for this business acquisition.
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
NDL’s contribution following the closing of the acquisition through December 31, 2024 was not material to the Company’s revenue and operating income for 2024. Pro forma results of operations have not been provided to reflect the NDL acquisition as such results would not have been materially different from the Company’s reported results.
6.Goodwill and Intangible Assets
The balance of goodwill, net is as follows:

(in millions)
Year Ended December 31,	2025	2024
Balance as of beginning of year	$112.4	$111.5
Acquisitions	10.7	0.9
Foreign currency translation adjustment	0.4	—
Balance as of end of year	$123.5	$112.4
No impairment charges have been recorded for goodwill in 2025, 2024 or 2023.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets with finite lives related to the following:

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2025
Technology	1.5	$55.5	$(40.7)	$14.8
User base	1.8	19.4	(14.3)	5.1
Customer relationships	2.5	14.2	(12.6)	1.6
Trade names		0.4	(0.4)	—
Total		$89.5	$(68.0)	$21.5

(dollars in millions)	Weighted-Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of December 31, 2024
Technology	2.5	$55.5	$(30.9)	$24.6
User base	2.8	19.4	(11.6)	7.8
Customer relationships	0.8	12.2	(11.3)	0.9
Trade names		0.4	(0.4)	—
Total		$87.5	$(54.2)	$33.3
Amortization expense related to finite-lived intangible assets was $13.9 million, $13.7 million and $17.3 million in 2025, 2024 and 2023, respectively.
Estimated future amortization expense as of December 31, 2025 is as follows:

(in millions)
Years Ending December 31,	Amortization
2026	$13.3
2027	7.9
2028	0.3
Total	$21.5
No impairment charges have been recorded for intangible assets in 2025, 2024 or 2023.
7.Debt
Credit Facility—NerdWallet, Inc. and three of its wholly-owned subsidiaries maintain a credit agreement, entered into on September 26, 2023 and which over time has been amended (as amended, the Credit Agreement) with JPMorgan Chase Bank, National Association. as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by the Company and certain of its domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Agreement includes a letter of credit sub-facility in the aggregate amount of $10.0 million and a swingline sub-facility in the aggregate amount of $10.0 million. The Credit Facility is secured by substantially all of the Company’s assets. The Company and each of its material domestic subsidiaries is a guarantor of all of the obligations under the Credit Facility. The Credit Facility matures on September 26, 2028.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no outstanding balance under the Credit Agreement at December 31, 2025 or 2024. The available amount to borrow under the Credit Facility was $124.5 million and $123.9 million at December 31, 2025 and 2024, respectively, which was equal to the available amount under the agreement of $125.0 million net of letters of credit of $0.5 million and $1.1 million, respectively.
The Credit Agreement requires the Company to comply with maximum total net leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other standard affirmative and negative covenants such as those which (subject to certain thresholds) limit the ability of the Company and its subsidiaries to, among other things, incur debt, incur liens, engage in mergers, consolidations, liquidations or acquisitions, enter into new lines of business not related to the Company’s current lines of business, make certain investments, make distributions on or repurchase its equity securities, engage in transactions with affiliates, or enter into certain hedging obligations. Events of default under the Credit Agreement include, among other things, payment defaults, breaches of representations, warranties or covenants, defaults under material indebtedness, certain events of bankruptcy or insolvency, judgment defaults, certain defaults or events relating to employee benefit plans or a change in control of the Company. The events of default would permit the lenders to terminate commitments and accelerate the maturity of borrowings under the Credit Facility if not cured within applicable grace periods. The Company was in compliance with all covenants as of December 31, 2025 and 2024, respectively.
Warehouse Line of Credit—NDL maintains a $15.0 million warehouse line of credit, which may be increased to $18.75 million for up to 90 days subject to certain requirements, to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the interest rate of the underlying mortgage loans held for sale, subject to a 5.25% minimum rate, and are secured by the underlying promissory notes of the mortgage loans held for sale, as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2027. NDL had $6.9 million and $2.5 million outstanding under the warehouse line of credit with a weighted-average interest rate of 6.27% and 6.77% as of December 31, 2025 and 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The warehouse line of credit requires NDL to comply with minimum tangible net worth, liquidity and insurance requirements. NDL was in compliance with all covenants as of December 31, 2025 and 2024, respectively.
8.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. See Note 7–Debt and Note 9–Leases for further discussion.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of December 31, 2025 or 2024.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.Leases
Components of operating lease costs are as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Operating lease cost	$3.0	$2.9	$3.4
Sublease income	(0.3)	(0.5)	—
Net lease cost	$2.7	$2.4	$3.4
Lease term and discount rate are as follows:

As of December 31,	2025	2024
Weighted-average remaining lease term (years)	4.0	3.6
Weighted-average discount rate	6.1%	5.4%
In April 2025, the Company commenced an amendment of an operating lease for office space in Arizona, and recorded a $4.0 million ROU asset and $4.0 million of corresponding operating lease liabilities. The amendment expires in 2030. The amendment includes options for extension or early termination of the lease, neither of which options are certain to be exercised by the Company and, accordingly, are excluded from the calculations of ROU assets and lease liabilities recognized.
In December 2023, the Company entered into a sublease agreement for a portion of the Company’s office space in San Francisco. The sublease expired concurrently with the corresponding head lease, but did not relieve the Company of its obligations under the head lease. The Company determined that the sublease arrangement was an operating lease at inception, and recognized sublease income on a straight-line basis over the sublease term as a reduction of rent expense. As a result of the sublease, the Company evaluated the associated head lease ROU asset and sublease-related furniture and fixtures and leasehold improvements for impairment, as the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company estimated the fair value of these assets as of the effective date of the sublease agreement using an income approach based on expected future cash flows from the subleased property. The Company recognized impairment charges of $1.6 million related to the sublease which are included in general and administrative expense on the consolidated statements of operations, including a $1.4 million impairment of ROU asset and $0.2 million of loss on disposal of sublease-related furniture and fixtures and leasehold improvements, in 2023.
ROU assets were $7.1 million and $5.3 million as of December 31, 2025 and 2024, respectively.
The maturities of lease liabilities as of December 31, 2025 are as follows:

(in millions)
Years Ending December 31,	Amount
2026	$2.4
2027	2.3
2028	2.3
2029	1.5
2030	0.5
Total undiscounted cash flows	$9.0
Less: imputed interest	(1.0)
Present value of lease liabilities	$8.0
Less: lease liabilities, current	(1.9)
Total lease liabilities, noncurrent	$6.1

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.Stockholders’ Equity
Preferred Stock—Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.0001 per share. The Company’s Board of Directors may fix the rights, preferences, privileges and restrictions of the preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of the Company’s common stock. There were no shares of preferred stock outstanding as of December 31, 2025 or 2024.
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
As of December 31, 2025 and 2024, there were 39.6 million and 42.4 million shares of Class A common stock issued and outstanding, respectively. Shares of Class B common stock issued and outstanding were 31.7 million as of both December 31, 2025 and 2024.
Share Repurchase Program—The Company announced on May 2, 2023 that its Board of Directors authorized a plan under which the Company may repurchase up to $20 million of its Class A common stock and, following the Company’s utilization of that share repurchase authorization, the Company announced on October 26, 2023, September 9, 2024, October 29, 2024, September 13, 2025, and December 16, 2025 that its Board of Directors approved additional share repurchase authorizations under which the Company may repurchase up to an additional $30 million, $50 million, $25 million, $50 million, and $50 million, respectively, of its Class A common stock (collectively, the Repurchase Program). Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of the Company’s Class A common stock to reduce the Company’s outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market through privately negotiated transactions or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate the Company to repurchase any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, the Company may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Program are retired. The Company repurchased 5.8 million shares of Class A common stock for $70.3 million, including costs associated with the repurchases, during 2025, and 6.5 million shares of Class A common stock for $80.4 million during 2024. Additionally, the Company paid $0.3 million of excise taxes during 2025 which related to previous share repurchases. The remaining share repurchase authorization under the Repurchase Program is $55.2 million as of December 31, 2025. See Note 15–Subsequent Events for further discussion.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Shares Reserved for Future Issuance
The Company had reserved the following shares of Class A common stock for future issuance:

(in thousands)
As of December 31,	2025	2024
Shares outstanding from stock options and RSUs	9,856	7,904
Shares available for future equity award grants	12,444	13,642
Shares available for future ESPP offerings	1,707	1,249
Total shares reserved	24,007	22,795
Equity Incentive Plans—In October 2021, the Company’s Board of Directors approved the adoption of the 2021 Equity Incentive Plan (the 2021 Plan) and the termination of the predecessor 2012 Equity Incentive Plan (the 2012 Plan). The termination of the 2012 Plan had no impact on the terms of outstanding awards under the 2012 plan.The 2021 Plan had an initial authorization to grant share-based awards for up to 4.1 million shares of Class A common stock, with an amendment approved by stockholders in May 2022 to increase the aggregate number of shares of Class A common stock reserved for issuance thereunder by 8.0 million shares. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, ending on and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on December 31 of the prior calendar year, unless the Company’s Board of Directors determines prior to the date of increase that there will be a lesser increase, or no increase.
Additionally, concurrent with the closing of the acquisition of On the Barrelhead, Inc. (OTB) on July 11, 2022, the Compensation Committee of the Company’s Board of Directors granted RSUs under the NerdWallet, Inc. 2022 Inducement Equity Incentive Plan (the Inducement Plan) to employees of OTB who were offered employment with the Company.
The 2021 Plan and the predecessor 2012 Plan, both as amended, along with the Inducement Plan (collectively, the Plans) provide for the grant of incentive and non-statutory stock options, stock appreciation rights, RSUs and restricted stock awards to employees, non-employee directors and consultants of the Company, with such awards subject to vest according to an award-specific schedule as approved by the Board of Directors. Options to purchase Class A common stock granted under the Plans continue to vest until the last day of employment and generally will vest 25% in the first year and monthly thereafter (for a total vesting period of 4 years), and expire 10 years from the date of grant. RSUs granted under the Plans are subject to service-based vesting conditions, which are generally satisfied over 4 years or an award-specific schedule.
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
Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2024[1]	3,283	$12.40	6.2	$7.1
Granted[2]	2,324	$10.55
Exercised	(159)	$7.22
Cancelled/forfeited[2]	(662)	$13.11
Balance as of December 31, 2025[1]	4,786	$11.58	7.2	$13.4
Vested and exercisable as of December 31, 2025	2,555	$12.50	5.5	$6.3
______________
(1)Includes 0.2 million of stock options with both service-based and performance-based conditions.
(2)Includes less than 0.1 million of stock options with both service-based and performance-based conditions.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant-date fair value of options granted during 2025 and 2024 was $6.14 and $9.08 per share, respectively. There were no options granted during 2023. The aggregate intrinsic value of options exercised was $0.8 million, $8.0 million and $14.5 million during 2025, 2024 and 2023, respectively.
During 2024, the Company granted 0.2 million of target award stock options with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based stock options were eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification in early 2025 of the attainment of the performance levels. These performance-based stock options are also subject to service-based vesting over a period of 3 years.
Total unrecognized compensation cost related to non-vested stock options granted under the Plans was $11.9 million as of December 31, 2025, with the cost expected to be recognized over a weighted-average period of 3.2 years.
The per-share fair value of each stock option was determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2025	2024
Expected volatility	58.0%	58.1%
Expected term (in years)	6.0	5.9
Risk-free interest rate	4.1%	4.2%
Restricted Stock Units—A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2024[1]	4,621	$12.57
Granted[1]	4,355	$9.94
Vested[1]	(2,897)	$11.28
Forfeited	(1,009)	$12.09
Nonvested as of December 31, 2025[1]	5,070	$11.13
______________
(1)Includes less than 0.1 million of RSUs with both service-based and performance-based conditions.
During 2024, the Company granted 0.1 million of target award RSUs with both service-based and performance-based conditions to certain employees of the Company. Recipients of these performance-based RSUs were eligible to earn between 0% and 200% of their target awards based upon the achievement of (i) a revenue-related growth metric and (ii) a non-GAAP operating income-related metric, both in fiscal year 2024, subject to certification in early 2025 of the attainment of the performance levels. These performance-based RSUs are also subject to service-based vesting over a period of three years. The total fair value of shares that vested under RSUs was $32.3 million and $37.0 million during 2025 and 2024, respectively.
Unrecognized compensation cost related to RSUs was $51.8 million as of December 31, 2025, with these costs expected to be recognized over a weighted-average period of approximately 2.8 years.
Employee Stock Purchase Plan—The Company sponsors an ESPP which allows eligible employees to buy shares of the Company’s Class A common stock at a 15% discount of the stock’s market value on defined dates. The ESPP included an initial authorization for the issuance of 0.8 million shares of the Company’s Class A common stock under purchase rights granted to eligible employees, with automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. There were 0.3 million and 0.1 million shares of the Company’s Class A common stock purchased under the ESPP during 2025 and 2024, respectively. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $1.0 million and $0.7 million during 2025 and 2024, respectively. Unrecognized compensation cost related to the ESPP was $0.3 million as of December 31, 2025, with these costs expected to be recognized over a period of 0.3 years through the end of the respective purchase period. The impact of forfeitures under the ESPP are recognized as forfeitures occur.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of purchase rights granted under the ESPP were determined on the date of grant using the following weighted-average assumptions:

Year Ended December 31,	2025	2024
Expected volatility	62.8%	54.3%
Expected term (in years)	0.5	0.5
Risk-free interest rate	4.0%	4.7%
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Research and development	$8.5	$10.1	$11.2
Sales and marketing	8.6	10.0	13.8
General and administrative	11.5	16.2	13.8
Total	$28.6	$36.3	$38.8
In addition, stock-based compensation of $3.3 million, $3.8 million and $5.5 million was capitalized related to software development costs in 2025, 2024 and 2023, respectively.
The Company recognized tax benefits for stock-based compensation arrangements of $7.1 million and $10.9 million in 2025 and 2024, respectively.
11.Income Taxes
Income before the provision for (benefit from) income taxes consisted of the following:

(in millions)
Year Ended December 31,	2025	2024	2023
Domestic	$69.8	$7.7	$9.7
Foreign	(1.6)	(2.7)	(3.4)
Total	$68.2	$5.0	$6.3
The components of the provision for (benefit from) income taxes are as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Current:
Federal	$0.6	$17.8	$13.8
State	2.9	2.9	4.8
Total	3.5	20.7	18.6
Deferred:
Federal	15.2	(39.5)	—
State	1.1	(6.1)	—
Foreign	(0.3)	(0.5)	(0.5)
Total	16.0	(46.1)	(0.5)
Provision for (benefit from) income taxes	$19.5	$(25.4)	$18.1

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Tax at federal statutory rate	$14.3	$1.1	$1.3
Permanent items	(0.5)	(0.5)	(0.6)
Foreign rate differential	—	0.6	0.3
Stock-based compensation	2.3	1.3	1.2
Tax credits	(2.1)	(4.7)	(8.0)
Change in U.S. valuation allowance	(0.2)	(26.3)	20.0
Tax contingency and interest	1.1	1.5	1.9
State taxes	4.8	1.7	2.2
Other	(0.2)	(0.1)	(0.2)
Tax at effective tax rate	$19.5	$(25.4)	$18.1
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets and liabilities are as follows:

(in millions)
As of December 31,	2025	2024
Deferred tax assets:
Accruals and reserves	$2.0	$1.6
Tax credits	12.7	12.1
Stock-based compensation	3.4	3.9
Capitalized research and development expenses	30.4	55.5
Net operating loss carryforwards	5.5	3.2
Lease liabilities	2.0	1.6
Other	0.4	0.4
Total gross deferred tax assets	56.4	78.3
Deferred tax liabilities:
Prepaid expenses and other	(0.5)	(0.4)
ROU assets	(1.8)	(1.3)
Basis difference for fixed assets and intangibles	(10.3)	(17.1)
Total gross deferred tax liabilities	(12.6)	(18.8)
Valuation allowance for deferred tax assets	(14.4)	(14.1)
Net deferred tax asset	$29.4	$45.4
Net deferred tax assets are recorded as a noncurrent asset, and net deferred tax liabilities are recorded in other liabilities—noncurrent, on the Company’s consolidated balance sheet.
The valuation allowance for deferred tax assets increased $0.3 million in 2025, decreased $26.0 million in 2024, and increased $20.8 million in 2023, with changes in the valuation allowance recognized as an income tax provision (benefit) in the consolidated statements of operations.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, the Company has federal net operating loss carryforwards (NOLs) of $8.5 million, substantially all of which can be carried forward indefinitely, state NOLs of $15.5 million, the majority of which, if not utilized, will begin to expire on various dates beginning in 2034, and foreign NOLs of $10.0 million which can be carried forward indefinitely.
As of December 31, 2025, the Company has $0.8 million of federal research and development credit carryforwards, which can be carried forward to 2046, and $20.4 million of California research and development credit carryforwards which can be carried forward indefinitely.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Utilization of the Company’s federal and state NOLs and tax credit carryforwards, as well as of other temporary differences, is dependent upon the generation of sufficient taxable income in future periods. In the Company’s ongoing assessment of all available evidence, both positive and negative, the Company considers the scheduled reversal of deferred tax liabilities, the Company’s future operating model and the expected impacts on future profitability, and prudent and feasible tax-planning strategies. The Company had previously maintained a valuation allowance against these net U.S. deferred tax assets as of December 31, 2023. During the three months ended December 31, 2024, the Company concluded that it was more likely than not that the Company will be able to fully realize its net U.S. Federal and majority state deferred tax assets, with a significant improvement in the Company’s profitability, coupled with anticipated future earnings, deemed to provide positive evidence to support sufficient taxable income in future periods, and accordingly recorded a valuation allowance release of $27.2 million. The Company continues to maintain a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of December 31, 2025. The valuation allowance for deferred tax assets was $14.4 million and $14.1 million as of December 31, 2025 and 2024, respectively. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.
A reconciliation of unrecognized tax benefits, excluding accrued interest and penalties, are as follows:

(in millions)
Year Ended December 31,	2025	2024	2023
Balance as of beginning of year	$13.6	$11.9	$9.9
Increases related to prior year tax positions	—	0.5	0.5
Decreases related to prior year tax positions	—	—	(1.1)
Expiration of statute of limitations	—	(0.1)	(0.4)
Current year increases	0.6	1.3	3.0
Balance as of end of year	$14.2	$13.6	$11.9
Interest and penalties were $1.1 million for 2025, $0.5 million for 2024, and not material for 2023. As of December 31, 2025, unrecognized tax benefits of $9.8 million, including accrued interest and penalties, would affect the Company’s provision for income taxes if recognized. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to settlement of examination or the expiration of statute of limitations during the next 12 months.
The Company files income tax returns in the U.S. federal and various state jurisdictions. The Company’s tax years for 2015 and forward are subject to examination by U.S. and various state tax authorities due to certain acquired attribute carryforwards.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.Net Income (Loss) Per Basic and Diluted Share
The Company computes EPS in conformity with the two-class method required for participating securities. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to common stockholders:

(in millions, except per share amounts)
Year Ended December 31,	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders–basic and diluted	$48.7	$30.4	$(11.8)
Denominator:
Weighted-average shares of common stock–basic	74.3	76.5	76.7
Effect of dilutive RSUs, stock options and ESPP shares	1.6	2.4	—
Weighted-average shares of common stock–diluted	75.9	78.9	76.7
Net income (loss) per share attributable to common stockholders:
Basic	$0.66	$0.40	$(0.15)
Diluted	$0.64	$0.38	$(0.15)
The following common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have been antidilutive:

(in millions)
Year Ended December 31,	2025	2024	2023
Shares subject to outstanding stock options and RSUs	4.8	4.1	8.9
ESPP	0.1	—	0.3
13.Employee Benefit Plan
The Company sponsors a 401(k) savings plan (the Savings Plan). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $3.7 million, $4.2 million and $4.8 million during 2025, 2024 and 2023, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.Restructuring Plan
On July 30, 2024, the Company committed to a restructuring plan, effective August 1, 2024, intended to reduce the Company’s operating expenses and better position the Company to execute its long-term strategic initiatives (the Restructuring Plan). The Restructuring Plan was substantially completed during 2024, and reduced the size of the Company’s workforce by approximately 15% of its full-time employees, as compared to its headcount as of December 31, 2023. The Company incurred a pre-tax restructuring charge of $9.0 million in 2024 in connection with the Restructuring Plan, which primarily consisted of severance payments, stock-based compensation, employee benefits, and related expenses for impacted employees, as well as contract termination costs, and is presented in the consolidated statement of operations as $5.8 million of research and development expenses, $2.0 million of sales and marketing expenses and $1.2 million of general and administrative expenses. The Company incurred pre-tax restructuring charges of $0.5 million in 2025 as it completed the Restructuring Plan.
The changes in the restructuring reserve, which is included in accrued expenses and other current liabilities on the consolidated balance sheet, are as follows:

(in millions)
Year Ended December 31,	2025	2024
Balance as of beginning of year	$0.6	$—
Charge	0.5	9.0
Cash payments	(1.1)	(6.9)
Stock-based compensation	—	(1.5)
Balance as of end of year	$—	$0.6
15.Subsequent Events
Acquisition of College Finance Company, LLC—On February 20, 2026, the Company entered into a Membership Interest Purchase Agreement with inspHIRE IO Corp., d/b/a Candidly (the Seller), pursuant to which the Company agreed to acquire 100% of the outstanding membership interests of College Finance Company, LLC.
The aggregate purchase price consisted of $18.8 million in cash, subject to customary adjustments for cash and cash equivalents, indebtedness, transaction expenses and working capital. Out of the purchase price, a cash amount of $1.5 million was placed into escrow to secure potential post-closing indemnification rights.
Additionally, under the Membership Interest Purchase Agreement, RSU awards with an aggregate grant-date fair value of approximately $3.3 million were granted to certain continuing key employees of College Finance Company, LLC with the value of such RSU awards to be recognized as compensation expense following the close of the acquisition through 2029, generally subject to the employees’ continued employment with the Company. The value of these RSU awards is excluded from the purchase consideration and accounted for separately from the business combination.
Given the recent timing of the closing of this acquisition, the Company is in the process of evaluating the purchase price allocation for this acquisition.
Repurchase Program—On February 20, 2026, the Company’s Board of Directors approved an increase in the share repurchase authorization under which the Company may repurchase up to an additional $100.0 million of its Class A common stock under the Repurchase Program. Between January 1, 2026 and February 23, 2026, the Company repurchased 4.5 million shares of Class A common stock for $50.6 million, including costs associated with the repurchases. The remaining share repurchase authorization under the Repurchase Program is $104.7 million as of February 23, 2026.
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
The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the management of the Company concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an attestation report on the Company’s internal control over financial reporting from the Company’s independent registered public accounting firm due to the Company’s status as an “emerging growth company” under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 9B. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).
Departure of Chief Business Officer
On February 23, 2026, Samuel Yount, Chief Business Officer of the Company, provided notice of his intention to depart the Company, effective April 3, 2026, to pursue other opportunities.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the Proxy Statement for our 2026 Annual Meeting of Stockholders which will be filed with the SEC no later than 120 days after December 31, 2025.

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
Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed February 20, 2024
10.2	Sublease Agreement between Yelp Inc. and the Registrant, dated April 27, 2021.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.3+	2012 Equity Incentive Plan.	Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.4+	Forms of Stock Option Agreement, Notice of Stock Option Grant, and Exercise Notice under the 2012 Equity Incentive Plan.	Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2012 Equity Incentive Plan.	Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.6+	2021 Equity Incentive Plan, as amended.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-265197) filed May 25, 2022
10.7+	Forms of Notice of Stock Option Grant, Stock Option Agreement, and Exercise Notice under the 2021 Equity Incentive Plan.	Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.8+	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.9+	Form of PSU Agreement with Change of Control under the 2021 Equity Incentive Plan.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.10+	2022 Inducement Equity Incentive Plan.	Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022

Exhibit Number	Description of Exhibit	Location
10.11+	Form of RSU Inducement Award Agreement for OTB Founders under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.12+	Form of RSU Inducement Award Agreement for Other Employees under the 2022 Inducement Equity Incentive Plan.	Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-266087) filed July 11, 2022
10.13+	2021 Employee Stock Purchase Plan.	Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 26, 2021
10.14+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.15+	Amended and Restated Change of Control and Severance Policy.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (001-40994) filed March 17, 2023
10.16+	Offer Letter, by and between Tim Chen and the Registrant, dated June 25, 2021.	Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.17+	Offer Letter, by and between Lauren StClair and the Registrant, dated November 23, 2020.	Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (No. 333-260134) filed October 8, 2021
10.18+	Offer Letter, by and between Jun Hyung Lee and the Registrant, dated January 21, 2025.	Filed herewith
10.19+	Form of Performance Stock Option Agreement under the 2021 Equity Incentive Plan.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed April 25, 2024
10.20	Limited Consent and Second Amendment to Credit Agreement dated October 1, 2024, by and among NerdWallet, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed October 29, 2024
10.21	Form of 2025 Executive Bonus Program under the 2021 Equity Incentive Program.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 6, 2025
10.22	Limited Consent, Waiver and Third Amendment to Credit Agreement dated June 13, 2025, by and among NerdWallet, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 7, 2025
19.1	Insider Trading Policy.	Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on February 19, 2025
21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed March 24, 2022
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Description of Exhibit	Location
97.1 +	Compensation Recovery Policy of the Registrant.	Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed February 20, 2024
101.INS	XBRL Instance Document.(the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	**
101.SCH	XBRL Taxonomy Extension Schema Document.	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).	**
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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2026.

NERDWALLET, INC.

By:	/s/ Tim Chen
Tim Chen
Chief Executive Officer

By:	/s/ Jun Hyung Lee
Jun Hyung Lee
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tim Chen	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2026
Tim Chen

/s/ Jun Hyung Lee	Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Jun Hyung Lee

/s/ Nicholas Tatum	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
Nicholas Tatum

/s/ Jennifer Ceran	Director	February 25, 2026
Jennifer Ceran

/s/ Lynne Laube	Director	February 25, 2026
Lynne Laube

/s/ Anthony Ling	Director	February 25, 2026
Anthony Ling

/s/ Kenneth McBride	Director	February 25, 2026
Kenneth McBride