Form 10-Q
period 2026-09-30
NERDWALLET, INC.
filed 2026-11-05
CIK 1625278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant had outstanding 31,711,119 shares of Class A common stock and 31,685,652 shares of Class B common stock as of October 30, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30, 2026	December 31, 2025
(in millions, except share amounts which are in thousands and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$73.5	$98.3
Accounts receivable—net	123.0	111.0
Prepaid expenses and other current assets	31.7	35.4
Total current assets	228.2	244.7
Property, equipment and software—net	26.2	31.8
Goodwill	140.0	123.5
Intangible assets—net	16.9	21.5
Deferred tax asset—noncurrent	17.6	29.4
Right-of-use assets	5.8	7.1
Other assets	5.0	3.1
Total Assets	$439.7	$461.1
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19.6	$5.4
Accrued expenses and other current liabilities	63.7	65.5
Total current liabilities	83.3	70.9
Other liabilities—noncurrent	15.0	15.7
Total liabilities	98.3	86.6
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock—$0.0001 par value per share—5,000 shares authorized; zero shares issued and outstanding	—	—
Common stock—$0.0001 par value per share—296,686 shares authorized; 63,292 and 71,289 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	589.8	562.5
Accumulated other comprehensive income (loss)	(0.2)	0.1
Accumulated deficit	(248.2)	(188.1)
Total stockholders’ equity	341.4	374.5
Total Liabilities and Stockholders’ Equity	$439.7	$461.1
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Revenue	$239.6	$215.1	$659.1	$611.2
Costs and Expenses:
Cost of revenue	13.8	15.3	40.8	50.1
Research and development	17.8	15.7	52.1	50.4
Sales and marketing	173.2	135.3	467.7	423.0
General and administrative	15.4	14.4	44.9	41.9
Total costs and expenses	220.2	180.7	605.5	565.4
Income from Operations	19.4	34.4	53.6	45.8
Other income, net:
Interest income	0.5	1.0	1.8	2.5
Interest expense	(0.2)	(0.2)	(0.5)	(0.5)
Other gains, net	—	0.3	0.1	0.5
Total other income, net	0.3	1.1	1.4	2.5
Income before income taxes	19.7	35.5	55.0	48.3
Income tax provision	4.8	9.2	15.4	13.6
Net Income	$14.9	$26.3	$39.6	$34.7

Net Income per Share Attributable to Common Stockholders
Basic	$0.23	$0.35	$0.60	$0.46
Diluted	$0.23	$0.34	$0.59	$0.45

Weighted-average Shares Used in Computing Net Income per Share Attributable to Common Stockholders
Basic	63.8	75.7	65.7	74.9
Diluted	64.7	76.9	66.6	76.5

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net Income	$14.9	$26.3	$39.6	$34.7
Other Comprehensive Income (Loss):
Change in foreign currency translation	—	(0.3)	(0.3)	0.1
Comprehensive Income	$14.9	$26.0	$39.3	$34.8

See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2025	71,289	$—	$562.5	$0.1	$(188.1)	$374.5
Issuances of Class A common stock upon exercises of stock options	73	—	0.3			0.3
Issuances of Class A common stock pursuant to settlements of restricted stock units	411	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(19)	—	(0.2)			(0.2)
Repurchases of Class A common stock	(5,963)	—			(66.2)	(66.2)
Stock-based compensation			7.6			7.6
Other comprehensive loss				(0.2)		(0.2)
Net income					20.4	20.4
Balance as of March 31, 2026	65,791	$—	$570.2	$(0.1)	$(233.9)	$336.2
Issuances of Class A common stock upon exercises of stock options	51	—	0.4			0.4
Issuances of Class A common stock pursuant to settlements of restricted stock units	730	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(68)	—	(0.6)			(0.6)
Issuances of Class A common stock under Employee Stock Purchase Plan	126	—	1.2			1.2
Repurchases of Class A common stock	(2,751)	—			(23.0)	(23.0)
Stock-based compensation			7.4			7.4
Other comprehensive loss				(0.1)		(0.1)
Net income					4.3	4.3
Balance as of June 30, 2026	63,879	$—	$578.6	$(0.2)	$(252.6)	$325.8
Issuances of Class A common stock upon exercises of stock options	117	—	1.0			1.0
Issuances of Class A common stock pursuant to settlements of restricted stock units	465	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(47)	—	(0.5)			(0.5)
Repurchases of Class A common stock	(1,122)	—			(10.5)	(10.5)
Stock-based compensation			10.7			10.7
Net income					14.9	14.9
Balance as of September 30, 2026	63,292	$—	$589.8	$(0.2)	$(248.2)	$341.4

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Unaudited

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity
(in millions, except share amounts which are in thousands)	Shares	Amount
Balance as of December 31, 2024	74,108	$—	$530.9	$(0.2)	$(166.5)	$364.2
Issuances of Class A common stock upon exercises of stock options	5	—	—			—
Issuances of Class A common stock pursuant to settlements of restricted stock units	431	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(52)	—	(0.5)			(0.5)
Stock-based compensation			7.5			7.5
Other comprehensive income				0.2		0.2
Net income					0.2	0.2
Balance as of March 31, 2025	74,492	$—	$537.9	$—	$(166.3)	$371.6
Issuances of Class A common stock upon exercises of stock options	26	—	0.3			0.3
Issuances of Class A common stock pursuant to settlements of restricted stock units	594	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(25)	—	(0.3)			(0.3)
Issuance of Class A common stock under Employee Stock Purchase Plan	136	—	1.0			1.0
Stock-based compensation			9.0			9.0
Other comprehensive income				0.2		0.2
Net income					8.2	8.2
Balance as of June 30, 2025	75,223	$—	$547.9	$0.2	$(158.1)	$390.0
Issuances of Class A common stock upon exercises of stock options	64	—	0.4			0.4
Issuances of Class A common stock pursuant to settlements of restricted stock units	1,450	—	—			—
Class A common stock withheld related to net share settlements of restricted stock units	(224)	—	(2.4)			(2.4)
Repurchases of Class A common stock	(1,782)	—			(19.2)	(19.2)
Stock-based compensation			7.6			7.6
Other comprehensive loss				(0.3)		(0.3)
Net income					26.3	26.3
Balance as of September 30, 2025	74,731	$—	$553.5	$(0.1)	$(151.0)	$402.4
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating Activities:
Net income	$39.6	$34.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.0	36.9
Stock-based compensation	24.2	21.6
Deferred taxes	11.7	11.5
Non-cash lease costs	1.3	1.8
Other losses, net	0.5	1.6
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable	(11.3)	(20.6)
Prepaid expenses and other assets	(0.7)	(0.7)
Mortgage loans held for sale	3.3	(3.6)
Accounts payable	11.1	4.8
Accrued expenses and other current liabilities	0.4	6.4
Operating lease liabilities	(1.4)	(2.1)
Other liabilities	0.4	0.4
Net cash provided by operating activities	108.1	92.7
Investing Activities:
Purchases of investments	(2.0)	(2.0)
Liquidation of certificate of deposit	2.3	—
Capitalized software development costs	(10.3)	(12.4)
Purchases of property and equipment	(0.7)	(1.0)
Business combinations, net of cash acquired	(21.2)	(5.0)
Net cash used in investing activities	(31.9)	(20.4)
Financing Activities:
Net borrowing (repayment) on warehouse line of credit	(3.2)	3.3
Proceeds from exercises of stock options	1.7	0.7
Tax payments related to net-share settlements on restricted stock units	(1.3)	(3.2)
Issuances of Class A common stock under Employee Stock Purchase Plan	1.2	1.0
Repurchases of Class A common stock	(99.3)	(19.5)
Net cash used in financing activities	(100.9)	(17.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	(24.8)	54.3
Cash and Cash Equivalents:
Beginning of period	98.3	66.3
End of period	$73.5	$120.6

NERDWALLET, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended September 30,
(in millions)	2026	2025
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Capitalized software development costs recorded in accounts payable and accrued expenses and other current liabilities	$0.4	$0.9
Repurchases of Class A common stock recorded in accrued expenses and other current liabilities	0.8	—
Supplemental Disclosures of Cash Flow Information:
Income tax payments	$2.6	$14.5
Income tax refunds	9.5	—
Cash paid for interest	0.3	0.2
Supplemental Cash Flow Disclosure Related to Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1.8	$2.4
Lease liabilities arising from obtaining right-of-use assets	—	4.1
See notes to condensed consolidated financial statements.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

1.The Company and Basis of Presentation
The Company—NerdWallet, Inc., a Delaware corporation, was formed on December 29, 2011. NerdWallet, Inc. and its subsidiaries (collectively, the Company) provide trusted guidance about finance through its platform, which connects consumers and small and mid-sized businesses (SMBs) with providers of financial products, and access to regulated financial services offered through its subsidiaries.
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
In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s financial position and results of operations for the periods presented. The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain comparative amounts for the three and nine months ended September 30, 2025 have been reclassified to conform to the presentation as of and for the three and nine months ended September 30, 2026. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.
Segments—The Company has one operating segment. The measure of segment assets is presented as total assets in the condensed consolidated balance sheets.
Components of segment costs and expenses, along with a reconciliation to income from operations, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$239.6	$215.1	$659.1	$611.2

Costs and Expenses:
Performance marketing	139.9	104.8	377.7	291.9
Personnel-related expenses[1]	46.0	41.7	136.4	125.5
Stock-based compensation[1]	10.7	7.6	25.7	24.1
Capitalized internally developed software costs	(3.0)	(5.6)	(11.5)	(15.4)
Depreciation and amortization	10.0	11.6	29.0	36.9
Other segment costs and expenses[2]	16.6	20.6	48.2	102.4
Total costs and expenses	220.2	180.7	605.5	565.4
Income from Operations	$19.4	$34.4	$53.6	$45.8
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Sales and Marketing—Components of sales and marketing expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Performance marketing	$139.9	$104.8	$377.7	$291.9
Other marketing	33.3	30.5	90.0	131.1
Total Sales and Marketing	$173.2	$135.3	$467.7	$423.0
Related Party Transaction—The Company is party to a services agreement with a marketing platform, which was co-founded by a former executive officer of the Company. Total expense to this vendor under the services agreement was $1.9 million and $3.6 million for the three and nine months ended September 30, 2026, respectively, which was included in sales and marketing expenses in the condensed consolidated statements of operations. The amount due to this vendor was $0.4 million as of September 30, 2026, which was included in accounts payable in the condensed consolidated balance sheets.
Significant Accounting Policies—During the nine months ended September 30, 2026, there have been no material changes to the Company’s significant accounting policies as disclosed in Note 1–The Company and its Significant Accounting Policies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Consumer	$214.5	$191.5	$587.3	$533.7
SMB	25.1	23.6	71.8	77.5
Total Revenue	$239.6	$215.1	$659.1	$611.2
The contract asset recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets related to estimated variable consideration was $15.7 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

3.Fair Value Measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of September 30, 2026
Cash and cash equivalents—money market funds	$29.7	$—	$—	$29.7
Mortgage loans held for sale	—	3.8	—	3.8
Total Assets Measured at Fair Value	$29.7	$3.8	$—	$33.5

(in millions)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
As of December 31, 2025
Cash and cash equivalents—money market funds	$67.0	$—	$—	$67.0
Mortgage loans held for sale	—	7.1	—	7.1
Certificate of deposit	—	2.3	—	2.3
Total Assets Measured at Fair Value	$67.0	$9.4	$—	$76.4
4.Significant Condensed Consolidated Balance Sheet Components
During the nine months ended September 30, 2026, the Company made a strategic investment of $2.0 million in equity securities of a privately-held company over which the Company does not exercise significant influence. These equity securities do not have a readily determinable fair value and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value of the security is measured at cost less any impairment, and adjusted for changes resulting from observable price changes in orderly transactions for identical or similar securities of the same issuer. An equity security without a readily determinable fair value is considered impaired when the fair value of the Company’s interest is less than the carrying value. Equity investments without readily determinable fair values are included in other assets on the Company’s condensed consolidated balance sheets, and any related gains or losses would be included in other gains (losses), net on the Company’s condensed consolidated statements of operations. Equity investments without readily determinable fair values were $2.0 million as of September 30, 2026, and there were no related changes in carrying amount or impairment during the nine months ended September 30, 2026.
Property, equipment and software, net includes capitalized software development costs, net of accumulated amortization, of $24.4 million and $29.7 million as of September 30, 2026 and December 31, 2025, respectively. The Company capitalized $3.0 million and $11.5 million of software development costs during the three and nine months ended September 30, 2026, respectively, and $5.6 million and $15.4 million during the three and nine months ended September 30, 2025, respectively. The Company recorded amortization expense related to capitalized software development costs of $5.8 million and $16.8 million, respectively, during the three and nine months ended September 30, 2026 and $7.6 million and $25.3 million during the three and nine months ended September 30, 2025, respectively.
Accrued expenses and other current liabilities includes unbilled accounts payable of $47.7 million and $46.9 million, short‑term borrowings under a warehouse line of credit of $3.7 million and $6.9 million, and operating lease liabilities of $2.0 million and $1.9 million, as of September 30, 2026 and December 31, 2025, respectively.
Other liabilities—noncurrent includes operating lease liabilities of $4.6 million and $6.1 million as of September 30, 2026 and December 31, 2025, respectively.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

5.Business Combinations
Acquisition of College Finance Company, LLC—On February 20, 2026, the Company entered into a Membership Interest Purchase Agreement with inspHIRE IO Corp., d/b/a Candidly, pursuant to which the Company acquired 100% of the outstanding membership interests of College Finance Company, LLC (College Finance), which operates a student loan marketplace to connect borrowers with lenders. The preliminary purchase consideration for this acquisition was $17.2 million in cash which was paid during the nine months ended September 30, 2026, including $1.5 million which was placed into escrow to secure potential post-closing indemnification rights.
The fair values of assets acquired totaled $7.7 million, and was primarily comprised of $1.1 million of cash and cash equivalents, and $5.0 million in intangible assets. The intangible assets acquired were comprised of $3.6 million for developed technology and $1.4 million for a trade name, each with a three-year estimated useful life. The fair values of liabilities assumed totaled $3.4 million, and was primarily comprised of $3.2 million in accounts payable. Additionally, the Company recorded $12.9 million of goodwill, which is primarily attributable to synergies from combining the operations of the Company and College Finance, as well as the value ascribed to the knowledge and experience of the continuing key employees. For income tax purposes, the acquisition is an asset purchase and goodwill is tax deductible.
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
Due to the extensive level of integration of College Finance’s technology and operations into the Company’s operations following the closing of the acquisition, the Company is not able to quantify the acquisition’s contribution following the closing of the acquisition to the Company’s revenue and operating income for the three and nine months ended September 30, 2026, as the ability to objectively quantify such amounts would require a significant level of estimation.
Other Business Combination—On July 10, 2026, the Company acquired a privately-held financial services company for a preliminary purchase consideration of $5.4 million in cash. The fair values of assets acquired totaled $2.3 million, and was primarily comprised of intangible assets of $1.5 million with three-year estimated useful lives, and the fair values of liabilities assumed totaled $0.6 million. The Company recorded $3.7 million of goodwill, which, for income tax purposes, is not tax deductible. The contributions from this acquisition following the closing date through September 30, 2026 were not material to the Company’s revenue and operating income for the three and nine months ended September 30, 2026. Pro forma results of operations have not been provided to reflect this acquisition as such results would not have been materially different from the Company’s reported results.
These acquisitions have been accounted for as business combinations. Acquisition-related costs of $0.1 million and $1.2 million were incurred for these acquisitions during the three and nine months ended September 30, 2026, respectively, and are included in general and administrative expense on the condensed consolidated statements of operations.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

6.Commitments and Contingencies
Commitments and Other Financial Arrangements—The Company has certain financial commitments and other arrangements including unused letters of credit, commitments under leases, and an outstanding warehouse line of credit. As of September 30, 2026, there were no material changes to the Company’s commitments and other financial arrangements as disclosed in Note 8–Commitments and Contingencies in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation and Other Legal Matters—The Company is involved from time to time in litigation, claims, and proceedings. Periodically, the Company evaluates the status of each legal matter and assesses potential financial exposure. If the potential loss from any legal proceeding or litigation is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required to determine the probability of a loss and whether the amount of the loss is reasonably estimable. The outcome of any proceeding is not determinable in advance. As a result, the assessment of a potential liability and the amount of accruals recorded are based only on the information available at the time. As additional information becomes available, the Company reassesses the potential liability related to the legal proceeding or litigation, and may revise its estimates. Management is not currently aware of any matters that it expects will have a material effect on the financial position, results of operations, or cash flows of the Company. The Company has not accrued any material potential loss as of September 30, 2026 or December 31, 2025.
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
The Company repurchased 1.1 million and 9.8 million shares of Class A common stock for $10.5 million and $99.7 million during the three and nine months ended September 30, 2026, respectively, and repurchased 1.8 million shares for $19.2 million during the three and nine months ended September 30, 2025. Additionally, the Company paid $0.4 million of excise taxes during the nine months ended September 30, 2026 which related to previous share repurchases. The remaining share repurchase authorization under the Repurchase Program is $56.6 million as of September 30, 2026.
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

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Stock Options—A summary of the Company’s stock option activity for its Plans is as follows:

	Outstanding Stock Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance as of December 31, 2025[1]	4,786	$11.58	7.2	$13.4
Granted	581	$10.18
Exercised	(241)	$6.95
Cancelled/forfeited[2]	(1,372)	$12.04
Balance as of September 30, 2026[2]	3,754	$11.49	6.8	$0.6
Vested and exercisable as of September 30, 2026[2]	2,365	$12.07	5.5	$0.6
______________
(1)Includes 0.2 million of stock options with both service-based and performance-based conditions.
(2)Includes 0.1 million of stock options with both service-based and performance-based conditions.
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 was $5.99 per share. The aggregate intrinsic value of options exercised was $0.7 million for the nine months ended September 30, 2026.
The per-share fair value of each stock option granted was determined on the date of grant using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	58.9%	57.9%
Expected term (in years)	6.1	6.0
Risk-free interest rate	4.0%	4.1%
Restricted Stock Units—A summary of the Company’s outstanding nonvested RSUs for its Plans is as follows:

	Number of Units (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested as of December 31, 2025[1]	5,070	$11.13
Granted	3,013	$10.15
Vested[1]	(1,606)	$11.15
Forfeited[1]	(916)	$11.14
Nonvested as of September 30, 2026	5,561	$10.59
______________
(1)Includes less than 0.1 million of RSUs with both service-based and performance-based conditions.
The total fair value of shares that vested under RSUs was $15.4 million during the nine months ended September 30, 2026.
Effective October 1, 2026, the Company modified RSU awards in connection with separation agreements with two employees. The two employees had existing RSU awards, granted concurrently with an acquisition, which provided for accelerated vesting of unvested RSUs in the event of a qualifying termination. As a result of these separations, the Company accelerated the recognition of stock-based compensation for the grant-date fair values of the original RSU awards. Under the terms of the separation agreements, approximately 0.2 million of these RSUs were modified to cancel upon separation. There was no incremental stock-based compensation cost resulting from these modifications. During the three months ended September 30, 2026, the Company recognized $3.9 million of accelerated stock-based compensation related to these RSU awards, including $1.9 million related to the approximately 0.2 million of RSUs which were modified to cancel upon separation, which is included in sales and marketing expenses on the condensed consolidated statements of operations. As of September 30, 2026, all stock-based compensation related to these RSU awards has been recognized in the condensed consolidated statements of operations.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Employee Stock Purchase Plan—The terms of the Employee Stock Purchase Plan (ESPP) provide for automatic increases in the number of shares reserved for issuance on January 1 of each calendar year, beginning in 2023 and through 2031, subject to terms of the ESPP. In accordance with these plan terms, the aggregate number of Class A common stock authorized for issuance under the ESPP increased by 0.7 million effective January 1, 2026. Prior to capitalizing amounts related to software development costs, the Company recognized stock-based compensation related to the ESPP of $0.2 million and $0.6 million, during the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.7 million during the three and nine months ended September 30, 2025, respectively.
Stock-Based Compensation—The Company recognized stock-based compensation under the Plans and ESPP as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Research and development	$1.5	$2.0	$4.7	$6.6
Sales and marketing	6.2	1.7	10.9	6.4
General and administrative	2.6	3.0	8.6	8.6
Total Stock-based Compensation	$10.3	$6.7	$24.2	$21.6
In addition, stock-based compensation capitalized related to software development costs was $0.4 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively, and $1.5 million and $2.5 million during the nine months ended September 30, 2026 and 2025, respectively.
8.Income Taxes
The Company’s tax provisions for interim reporting periods during 2026 and 2025 were determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the periods presented. The Company’s effective tax rates for the three and nine months ended September 30, 2026 differ from the U.S. federal statutory income tax rate of 21% primarily due to state taxes, stock-based compensation and interest on uncertain tax positions. The primary difference between the Company’s effective tax rates and the U.S. federal statutory income tax rates for the three and nine months ended September 30, 2025 was due to discrete items related to stock-based compensation and uncertain tax positions. The Company maintains a valuation allowance on its California deferred tax assets, which consist primarily of tax credits, as of September 30, 2026. The Company’s judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to the Company’s income tax provision in the period of change.

NERDWALLET, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

9.Net Income per Basic and Diluted Share
The following table provides the basic and diluted per share computations for net income attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders—basic and diluted	$14.9	$26.3	$39.6	$34.7
Denominator:
Weighted-average shares of common stock—basic	63.8	75.7	65.7	74.9
Effect of dilutive RSUs, stock options and ESPP shares	0.9	1.2	0.9	1.6
Weighted-average shares of common stock—diluted	64.7	76.9	66.6	76.5
Net income per share attributable to common stockholders:
Basic	$0.23	$0.35	$0.60	$0.46
Diluted	$0.23	$0.34	$0.59	$0.45
The following common stock equivalents were excluded from the computation of diluted net income per share because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Shares subject to outstanding stock options and RSUs	6.1	5.4	6.2	5.2
ESPP	—	—	0.1	0.1

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
Recent Developments
On February 20, 2026, we entered into a Membership Interest Purchase Agreement with inspHIRE IO Corp., d/b/a Candidly, pursuant to which we acquired 100% of the outstanding membership interests of College Finance Company, LLC, which operates a student loan marketplace to connect borrowers with lenders. The preliminary purchase consideration for this acquisition was $17.2 million in cash which was paid during the nine months ended September 30, 2026, including $1.5 million which was placed into escrow to secure potential post-closing indemnification rights.
During the three months ended March 31, 2026, as part of our ongoing efforts to align our operations with our strategic priorities, we have ceased revenue-generating operations outside of North America. We do not expect this action to have a material impact on our financial condition, results of operations or liquidity.
On July 10, 2026, we acquired a privately-held financial services company for a preliminary purchase consideration of $5.4 million in cash.
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
Non-GAAP operating income (loss): We define non-GAAP operating income (loss) as income (loss) from operations adjusted to exclude depreciation and amortization, and further exclude (1) losses (gains) on disposals of assets, (2) acquisition-related costs, (3) restructuring charges, and (4) stock-based compensation resulting from the accelerated vesting of equity awards in connection with certain terminations of employment, reductions in force, business combinations or dispositions, or changes in control, in each case to the extent not already excluded under (2) or (3). We also reduce income from operations, or increase loss from operations, for capitalized internally developed software costs.
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
•Non-GAAP operating income (loss) excludes stock-based compensation resulting from the accelerated vesting of equity awards in connection with certain terminations of employment, reductions in force, business combinations or dispositions, or changes in control, in each case to the extent not already excluded under acquisition-related costs or restructuring charges;
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$239.6	$215.1	$659.1	$611.2
Costs and Expenses:
Cost of revenue	13.8	15.3	40.8	50.1
Research and development[1]	17.8	15.7	52.1	50.4
Sales and marketing[1]	173.2	135.3	467.7	423.0
General and administrative[1]	15.4	14.4	44.9	41.9
Total costs and expenses	220.2	180.7	605.5	565.4
Income from Operations	19.4	34.4	53.6	45.8
Other income, net:
Interest income	0.5	1.0	1.8	2.5
Interest expense	(0.2)	(0.2)	(0.5)	(0.5)
Other gains, net	—	0.3	0.1	0.5
Total other income, net	0.3	1.1	1.4	2.5
Income before income taxes	19.7	35.5	55.0	48.3
Income tax provision	4.8	9.2	15.4	13.6
Net Income	$14.9	$26.3	$39.6	$34.7
______________
(1)Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Research and development	$1.5	$2.0	$4.7	$6.6
Sales and marketing	6.2	1.7	10.9	6.4
General and administrative	2.6	3.0	8.6	8.6
Total stock-based compensation	$10.3	$6.7	$24.2	$21.6

The following table sets forth the components of our condensed consolidated statements of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and Expenses:
Cost of revenue	6	7	6	8
Research and development	7	7	8	8
Sales and marketing	73	63	71	69
General and administrative	6	7	7	7
Total costs and expenses	92	84	92	92
Income from Operations	8	16	8	8
Other income, net:
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other gains, net	—	—	—	—
Total other income, net	—	—	—	—
Income before income taxes	8	16	8	8
Income tax provision	2	4	2	2
Net Income	6%	12%	6%	6%
Income from operations decreased $15.0 million, or 44%, for the three months ended September 30, 2026, and increased $7.8 million, or 17%, for the nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, as revenue increased $24.5 million and $47.9 million, respectively, while operating expenses increased $39.5 million and $40.1 million, respectively, primarily attributable to increases of $37.9 million and $44.7 million in sales and marketing expenses, respectively.
Net income decreased $11.4 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as a $15.0 million decrease in income from operations was partially offset by a $4.4 million decrease in income tax provision. Net income increased $4.9 million, or 14%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by a $7.8 million increase in income from operations, partially offset by a $1.8 million increase in income tax provision.
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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Consumer	$214.5	$191.5	$23.0	12%	$587.3	$533.7	$53.6	10%
SMB	25.1	23.6	1.5	6%	71.8	77.5	(5.7)	(7%)
Total Revenue	$239.6	$215.1	$24.5	11%	$659.1	$611.2	$47.9	8%
Revenue increased $24.5 million, or 11%, and $47.9 million, or 8%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily driven by growth in Consumer revenue.

Consumer revenue increased $23.0 million, or 12%, and $53.6 million, or 10%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily driven by increases of $8.6 million and $39.1 million from deposit accounts, respectively, as partners expanded budgets, $13.3 million and $38.3 million from personal loans, respectively, as we expanded our marketplace offerings to serve a broader range of borrowers, and $25.0 million and $28.5 million from student loans, respectively, reflecting recent changes in federal borrowing limits, and the peak summer lending season, as well as the incorporation of our recent acquisition of College Finance. These increases were partially offset by decreases of $17.4 million and $30.3 million from auto insurance products, respectively, reflecting lower lead volume. as well as a $25.9 million decrease from consumer credit cards for the nine months ended September 30, 2026 primarily due to continued pressures in organic search traffic that have persisted for multiple quarters.
SMB revenue increased $1.5 million, or 6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, as an increase in business loan originations was partially offset by continued pressures in organic search traffic. SMB revenue decreased $5.7 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as continued pressures in organic search traffic were partially offset by an increase in business loan originations.
Costs and Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$13.8	$15.3	$(1.5)	(10%)	$40.8	$50.1	$(9.3)	(19%)
Research and development	17.8	15.7	2.1	13%	52.1	50.4	1.7	3%
Sales and marketing	173.2	135.3	37.9	28%	467.7	423.0	44.7	11%
General and administrative	15.4	14.4	1.0	7%	44.9	41.9	3.0	7%
Total Costs and Expenses	$220.2	$180.7	$39.5	22%	$605.5	$565.4	$40.1	7%
Cost of revenue
Cost of revenue decreased $1.5 million, or 10%, and $9.3 million, or 19%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily due to decreases of $1.8 million and $8.2 million, respectively, in amortization expense related to capitalized software development costs.
Research and development expense
Research and development expenses increased $2.1 million, or 13%, and $1.7 million, or 3%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily attributable to increases of $1.8 million and $1.9 million, respectively, in personnel-related costs for our engineering, data, and product management personnel and contractors, primarily reflecting lower capitalized internally developed software costs.
Sales and marketing expense
Components of sales and marketing expense, including as a percentage of total sales and marketing expense, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(in millions)	$	%	$	%	$	%	$	%
Performance marketing	$139.9	81%	$104.8	77%	$377.7	81%	$291.9	69%
Other marketing	33.3	19%	30.5	23%	90.0	19%	131.1	31%
Total Sales and Marketing	$173.2	100%	$135.3	100%	$467.7	100%	$423.0	100%
We are able to adjust our marketing spend to reflect changes in external factors and consumer behavior.

Sales and marketing expenses increased $37.9 million, or 28%, and $44.7 million, or 11%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily attributable to increases in performance marketing expenses of $35.1 million and $85.8 million, respectively. Other marketing expenses increased $2.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to $3.9 million of accelerated stock-based compensation related to certain terminated employees, partially offset by lower brand marketing expenses. Other marketing expenses decreased $41.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower brand marketing expenses, partially offset by $3.9 million of accelerated stock-based compensation related to certain terminated employees.
General and administrative expense
General and administrative expenses increased $1.0 million, or 7%, and $3.0 million, or 7%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily attributable to increases of $1.2 million and $2.7 million, respectively, in personnel-related costs.
Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Interest income	$0.5	$1.0	$(0.5)	(52%)	$1.8	$2.5	$(0.7)	(27%)
Interest expense	(0.2)	(0.2)	—	7%	(0.5)	(0.5)	—	4%
Other gains, net	—	0.3	(0.3)	NM	0.1	0.5	(0.4)	(71%)
Total Other Income, net	$0.3	$1.1	$(0.8)	(71%)	$1.4	$2.5	$(1.1)	(41%)
Other income, net decreased $0.8 million, or 71%, and $1.1 million, or 41%, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively, primarily attributable to lower interest income reflecting lower average cash balances in interest-earning accounts.
Income tax provision
The Company’s tax provision for interim periods is determined using an estimated annual effective tax rate which is adjusted for discrete items occurring during the period. We had income tax provisions of $4.8 million and $15.4 million for the three and nine months ended September 30, 2026, and $9.2 million and $13.6 million for the three and nine months ended September 30, 2025, respectively. Our effective tax rate was 24.5% and 28.0% for the three and nine months ended September 30, 2026, and 25.8% and 28.1% for the three and nine months ended September 30, 2025, respectively. Our effective tax rate for the three and nine months ended September 30, 2026 differs from the U.S. federal statutory income tax rate of 21% primarily due to state taxes, stock-based compensation and interest on uncertain tax positions. Our effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory income tax rate of 21% primarily due to discrete items related to stock-based compensation and uncertain tax positions.
We maintain a valuation allowance on our California deferred tax assets, which consist primarily of tax credits, as of September 30, 2026. Our judgment regarding the likelihood of realization of these deferred tax assets could change in future periods, which could result in a material impact to our income tax provision in the period of change.

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
We compensate for these limitations by reconciling non-GAAP operating income to income from operations, and adjusted EBITDA to net income, the most comparable GAAP financial measures, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income from Operations	$19.4	$34.4	$53.6	$45.8
Depreciation and amortization	10.0	11.6	29.0	36.9
Stock-based compensation for accelerated vesting	3.9	—	3.9	—
Acquisition-related retention	—	—	—	1.6
Acquisition-related expenses	0.1	0.9	1.2	1.7
Loss on disposal of assets	—	—	—	0.3
Restructuring	—	—	0.1	0.4
Capitalized internally developed software costs	(3.0)	(5.6)	(11.5)	(15.4)
Non-GAAP Operating Income	$30.4	$41.3	$76.3	$71.3

Operating income margin	8%	16%	8%	7%
Non-GAAP operating income margin[1]	13%	19%	12%	12%

Net Income	$14.9	$26.3	$39.6	$34.7
Depreciation and amortization	10.0	11.6	29.0	36.9
Stock-based compensation	10.3	6.7	24.2	21.6
Acquisition-related retention	—	—	—	1.6
Acquisition-related expenses	0.1	0.9	1.2	1.7
Loss on disposal of assets	—	—	—	0.3
Restructuring	—	—	0.1	0.4
Interest income, net	(0.3)	(0.8)	(1.3)	(2.0)
Other gains, net	—	(0.3)	(0.1)	(0.5)
Income tax provision	4.8	9.2	15.4	13.6
Adjusted EBITDA	$39.8	$53.6	$108.1	$108.3
Stock-based compensation	(10.3)	(6.7)	(24.2)	(21.6)
Stock-based compensation for accelerated vesting	3.9	—	3.9	—
Capitalized internally developed software costs	(3.0)	(5.6)	(11.5)	(15.4)
Non-GAAP Operating Income	$30.4	$41.3	$76.3	$71.3

Net income margin	6%	12%	6%	6%
Adjusted EBITDA margin[2]	17%	25%	16%	18%
______________
(1)Represents non-GAAP operating income as a percentage of revenue.
(2)Represents adjusted EBITDA as a percentage of revenue.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the changes in income from operations and net income for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

Non-GAAP operating income decreased $10.9 million, or 27%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a $15.0 million decrease in income from operations and a $1.6 million decrease in depreciation and amortization, partially offset by $3.9 million of stock-based compensation for accelerated vesting of equity awards for the three months ended September 30, 2026 and a $2.6 million decrease in capitalized internally developed software costs.
Non-GAAP operating income increased $5.0 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $7.8 million increase in income from operations and a $3.9 million decrease in capitalized internally developed software costs, partially offset by a $7.9 million decrease in depreciation and amortization. The increase in non-GAAP operating income also reflects $3.9 million of stock-based compensation for accelerated vesting of equity awards for the nine months ended September 30, 2026, partially offset by $1.6 million of acquisition-related retention for the nine months ended September 30, 2025.
Adjusted EBITDA decreased $13.8 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, reflecting decreases of $11.4 million in net income and $2.4 million in adjustments to reconcile adjusted EBITDA to net income, primarily comprised of decreases of $4.4 million in income tax provision and $1.6 million in depreciation and amortization, partially offset by a $3.6 million increase in stock-based compensation. Adjusted EBITDA decreased $0.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as a $4.9 million increase in net income was offset by a $5.1 million decrease in adjustments to reconcile adjusted EBITDA to net income, primarily comprised of a $7.9 million decrease in depreciation and amortization and $1.6 million of acquisition-related retention in the nine months ended September 30, 2025, partially offset by increases of $2.6 million in stock-based compensation and $1.8 million in income tax provision.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity to meet our business requirements and plans, both in the short-term (i.e., the next twelve months from September 30, 2026) and long-term (i.e., beyond the next twelve months), have historically been cash generated from operations. Our primary liquidity needs are related to the funding of general business requirements, including working capital requirements, research and development, and capital expenditures, as well as other liquidity requirements including, but not limited to, business combinations.
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $73.5 million and $98.3 million, respectively.
Known Contractual and Other Obligations
A description of contractual commitments as of September 30, 2026 is included in Note 6–Commitments and Contingencies in the notes to our condensed consolidated financial statements.
More broadly, we also have purchase obligations under contractual arrangements with vendors and service providers, including for certain web-hosting and cloud computing services and advertising, which do not qualify for recognition on our condensed consolidated balance sheets but which we consider non-cancellable. During the nine months ended September 30, 2026, there have been no material changes in our purchase obligations as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Share Repurchase Program: We maintain a share repurchase program under which we may purchase shares of our Class A common stock (the Repurchase Program), originally authorized by our Board of Directors in May 2023 and subsequently increased through additional authorizations from time to time. In February 2026, our Board of Directors approved an increase of $100.0 million to the amount authorized for repurchases under the Repurchase Program. Subject to market conditions and other factors, the Repurchase Program is intended to make opportunistic repurchases of our Class A common stock to reduce our outstanding share count. Under the Repurchase Program, shares of Class A common stock may be repurchased in the open market, through privately negotiated transactions, or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates and does not obligate us to acquire any specific number of shares. The timing and terms of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5‑1 trading plans to facilitate repurchases. Shares repurchased under the Repurchase Program are retired. We expect to fund repurchases with existing cash and cash equivalents. We repurchased 9.8 million shares of Class A common stock for $99.7 million, including costs associated with the repurchases, during the nine months ended September 30, 2026. Additionally, we paid $0.4 million of excise taxes during the nine months ended September 30, 2026 which related to previous share repurchases.
Credit Facility: We, including three of our wholly-owned subsidiaries, maintain a credit agreement (the Credit Agreement) with JPMorgan Chase Bank, National Association, as Administrative Agent, and a syndicate of lenders. The Credit Agreement provides for a $125.0 million senior secured revolving credit facility (the Credit Facility), with the option to increase up to an additional $75.0 million, and is available to be used by us and certain of our domestic subsidiaries for general corporate purposes, including acquisitions. The Credit Facility matures on September 26, 2028. We had no outstanding balance on our Credit Agreement as of September 30, 2026 or December 31, 2025. The available amount to borrow under our Credit Agreement was $124.5 million at both September 30, 2026 and December 31, 2025, which was equal to the available amount under the Credit Agreement of $125.0 million, net of letters of credit of $0.5 million. Our Credit Agreement contains certain customary financial and non-financial covenants. We were in compliance with all covenants as of September 30, 2026 and December 31, 2025.
Warehouse Line of Credit: Next Door Lending LLC (NDL), a wholly-owned subsidiary, maintains a $15.0 million warehouse line of credit, which may be increased to $18.75 million for up to 90 days subject to certain requirements, to provide NDL short-term funding for mortgage loans originated for sale. Borrowings under the warehouse line of credit bear interest at the greater of the interest rate of the underlying mortgage loans held for sale, subject to a 5.25% minimum rate, and are secured by the underlying promissory notes of the mortgage loans held for sale, as well as NDL’s other assets. The warehouse line of credit matures on February 1, 2027. NDL had $3.7 million outstanding under the warehouse line of credit as of September 30, 2026, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. The warehouse line of credit requires NDL to comply with certain minimum tangible net worth, liquidity, and insurance requirements. NDL was in compliance with all covenants as of September 30, 2026 and December 31, 2025.
Extension of Vendor Payment Terms: As part of our working capital efficiency program, we have negotiated extended payment terms with certain vendors. As we transition to these terms during the fourth quarter of 2026 and first quarter of 2027, we estimate a cumulative positive impact of approximately $50 million-$60 million to net cash provided by operating activities across those two quarters, resulting in corresponding increases to our cash and cash equivalents and accounts payable balances by the end of the first quarter of 2027. These changes reflect the timing of cash payments only, and will not impact our revenues, operating income, net income, non-GAAP operating income, or adjusted EBITDA. The extended terms may be revised or revoked at any time, in which case we would expect the related increases in cash, accounts payable, and net cash provided by operating activities to reverse.
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

Sources and Uses of Capital Resources
The following table summarizes our cash flows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$108.1	$92.7
Net cash used in investing activities	(31.9)	(20.4)
Net cash used in financing activities	(100.9)	(17.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net increase (decrease) in cash and cash equivalents	$(24.8)	$54.3
Operating activities
Net cash provided by operating activities increased $15.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by a $4.9 million increase in net income and a $17.2 million decrease in net cash outflow from changes in operating assets and liabilities, partially offset by a $6.7 million decrease in non-cash charges. The decrease in non-cash charges was primarily due to a $7.9 million decrease in depreciation and amortization, partially offset by a $2.6 million increase in stock-based compensation. The decrease in net cash outflow from changes in operating assets and liabilities was primarily due to a $9.3 million decrease for accounts receivable, as well as a $3.3 million decrease in mortgage loans held for sale for the nine months ended September 30, 2026, as compared to a $3.6 million increase for the nine months ended September 30, 2025.
Investing activities
Net cash used in investing activities increased $11.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $16.2 million increase in cash paid for acquisitions, partially offset by $2.3 million of proceeds from the liquidation of a certificate of deposit and a $2.1 million decrease in capitalized software development costs.
Financing activities
Net cash used in financing activities increased $83.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a $79.8 million increase in repurchases of Class A common stock, as well as $3.2 million of net repayment on our warehouse line of credit for the nine months ended September 30, 2026 as compared to $3.3 million of net borrowing for the nine months ended September 30, 2025.
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
During the nine months ended September 30, 2026, there have been no material changes in our critical accounting policies as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
During the nine months ended September 30, 2026, there were no material changes from the market risk disclosures in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)). Management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer
The following table summarizes our share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased[1] (in thousands)	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] (in thousands)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[1] (in millions)
July 1, 2026 - July 31, 2026	9	$8.75	9	$66.9
August 1, 2026 - August 31, 2026	392	$9.86	392	$63.1
September 1, 2026 - September 30, 2026	721	$9.02	721	$56.6
Total	1,122		1,122
______________
(1)    On May 2, 2023, we announced that our Board of Directors authorized a plan under which we may repurchase up to $20 million of our Class A common stock and, following our utilization of that share repurchase authorization, we announced on October 26, 2023, September 9, 2024, October 29, 2024, September 13, 2025, December 16, 2025, and February 25, 2026 that our Board of Directors approved additional share repurchase authorizations under which we may repurchase up to an additional $30 million, $50 million, $25 million, $50 million, $50 million, and $100 million, respectively, of our Class A common stock (collectively, the Repurchase Program). Under the Repurchase Program, shares of Class A common stock may be repurchased from time to time in the open market, through privately negotiated transactions, or otherwise, in accordance with applicable securities laws and other restrictions. The Repurchase Program does not have fixed expiration dates, does not obligate us to acquire any specific dollar amount or number of shares, and may be amended, suspended or discontinued at any time. The amount and timing of any repurchases are at management’s discretion and depend on a variety of factors, including business, economic and market conditions, regulatory requirements, prevailing stock prices and other considerations. Additionally, we may, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases.
(2)    Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined under Item 408 of Regulation S-K).

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

NERDWALLET, INC.

Date:	November 5, 2026	By:	/s/ Jun Hyung Lee
Jun Hyung Lee
Chief Financial Officer